Form 10KSB
period 1996-06-30
U S BRIDGE CORP
filed 1996-11-04
CIK 846464

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-KSB
(Mark One)
             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended June 30, 1996

                                          OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                          Commission File Number 33-26782-NY

                                   U.S. BRIDGE CORP.
                (Exact name of registrant as specified in its charter)

            Delaware                              11-2974406
            (State or other jurisdiction of       (I.R.S. Employer Id. No.)
            Incorporation or organization)

                         53-09 97th Place, Corona, New York       11368

                       (Address of principal executive offices)   (Zip Code)

                                    (718) 699-0100
                 (Registrant's telephone number, including area code)

              Securities registered pursuant to Section 12(b) of the Act:
Title of each class  Name of each exchange on which registered
                                         NONE

              Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.001 par value
                                   (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The aggregate market value of the voting stock on October 18, 1996 (consisting of Common Stock, $.001 par value per share) held by non-affiliates was approximately $2,178.523 based upon the closing bid price for such Common Stock on said date ($1.0625), as reported by a market maker. On such date, there were 6,662,531 shares of Registrant's Common Stock outstanding. The issuer's subsidiaries had aggregate revenues of $7,451,433 for its fiscal year ended June 30, 1996.

                                        PART I


ITEM 1DESCRIPTION OF BUSINESS

History

     U.S. Bridge Corp. (the "Company") was incorporated as Colonial Capital Corp., in the State of Delaware on September 11, 1988 under the name of Colonial Capital Corp. The Company subsequently changed its name to Cofis International Corp. during May 1991. Effective April 1994, in connection with the reverse acquisition of its subsidiaries, Cofis changed its name to U.S. Bridge Corp.

     In December, 1990, the Company effected a merger with Mercado Marketing Corp., a medical device marketing company, principally of latex condoms, whereby, the surviving corporation was Mercado Marketing Corp., a Delaware corporation. Pursuant to which the Company changed its name to Mercado Marketing Corp. This Company did not engage in any operations and did not receive any revenues from operations, therefore, the Company continued to seek business ventures.

     In May 1991, the Company entered into an Agreement and Plan of Merger with Cofis International Corp., and pursuant to which amended its certificate of incorporation and changed its name to Cofis International Corp. This merger was never consummated, however, the Company kept the name Cofis International Corp.

     The Company was a development stage company, from its formation, with no operations except the search for possible business acquisitions, until its acquisition of both U.S. Bridge of N.Y., Inc. ("NY") and One Carnegie Court Associates, Inc. ("One Carnegie") on April 25, 1994, (the "Acquisitions"). Pursuant to the Acquisitions the Company issued an aggregate of 3,540,000 shares of its common stock, par value $.001 per share (the "Common Stock") to the stockholders of NY and One Carnegie, 2,820,000 and 720,000, respectively, in exchange for all their issued and outstanding shares. Joseph Polito, the principal stockholder of NY and the sole stockholder of One Carnegie, received in exchange for his shares in each company, 2,380,000 and 720,000 shares of Common Stock, respectiveizations". Accordingly, both NY and One Carnegie became subsidiaries of the Company.

     In connection with the Acquisitions, the Company amended its Certificate of Incorporation to (i) increase its authorized shares of Common Stock from 10,000,000 to 50,000,000 shares, (ii) increase the par value of the Common Stock from $.0001 to $.001 par value, and (iii) to authorize 10,000,000 shares of preferred stock, which shares may be issued in classes and series, pursuant to the rights, designations and preferences as determined by the Board of Directors.

Recent Developments

     In June 1996, NY received notice that its $3,900,000 bid to erect structural steel for the Louis Vuitton N.A. 27 floor Office Tower at 57th Street in Manhattan has been accepted by Tishman Construction Corp., as construction manager. NY has commenced detailing the steel needed for the project and is awaiting the execution of the contract.

     On May 13, 1996, Joseph Polito, the Company's president entered into a memorandum of understanding with an individual, Lubov Ulianova, whereby Mr. Polito borrowed $300,000 from Mr. Ulianova, which loan was secured by 550,000 shares of the Company's Common Stock owned by Mr. Polito, which shares were put into an escrow account, with Alan Berkun, as the escrow agent. The funds were then loaned by Mr. Polito to the Company. The loan provided that upon the Company's listing of its Common Stock on the Nasdaq SmallCap Stock market ("Nasdaq"), the Company would call its loan to the Company, which would and was repaid by the issuance by the Company of 400,000 shares of Common Stock to Mr. Ulianova as payment for the loan, which transaction was to be pursuant to Regulation S under the Securities Act of 1933, as amended. In addition, Mr. Polito granted Mr. Ulianova an option to purchase 600,000 shares at a price of $1.50, which option was to expire 6 months from the listing of the Company's securities on Nasdaq and which option may only be exercised if the bid price for the Company's Common Stock is at least $3.00. The Company's Common Stock was approved for listing on Nasdaq on July 25, 1996 at which time the loan was repaid. The option has not been exercised to date. These matters were reviewed for the Company by its special counsel Alan Berkun, Esq.

     In May 1996, Lehrer McGovern, Bovis, Inc. ("LMB"), as construction manager, has informed NY that its bid to demolish certain existing structures and to furnish and perform the erection of structural steel, as a subcontractor, for the Gct has an estimated contract value of $3,350,000 to NY. The project is subject to the approval of the owners of LMB and the parties entering into a formal agreement. NY has begun detailing the steel for the project and is awaiting the execution of the contract.

     In April 1996, Eklec Co., the developer of the Palisades Power Mall project in West Nyack, New York, has informed NY that its bid to perform the erection of structural steel for the project has been accepted. The mall is estimated to be approximately 3,900,000 square feet upon completion. The project is to be performed in two phases at an estimated aggregate contract value of $8,200,000 reduced from $9,000,000. NY has entered into a contract and expects to commence work on the project during July or August.

     In September 1995, NY entered into a contract to be the general contractor in the construction of a building in Queens, New York, with an estimated contract value of $3,500,000. The project is considered a design and construction project, whereby NY will work with the architect in deciding on the materials to be used in order to cost effectively construct the building. The signed contract has been submitted to the builder's bank for approval of its terms and for a commitment for the project's financing.

     No approval has been obtained and NY believes that this project is indefinitely on hold. Also in September 1995, NY entered into a contract to furnish and erect the structural steel in the renovation of a building in New York City with an estimated contract value of $1,600,000. This project has been completed.

     On August 9, 1995, NY, a 50.1% owned subsidiary of the Company, consummated a public offering of 700,000 shares of its common stock and 494,500 (64,500 pursuant to the exercise of the underwriter's over-allotment option) common stock purchase warrants at $5.00 per share and $.10 per warrant, respectively, through State Street Capital Markets Corp. (formerly White Rock Partners & Co., Inc.) as underwriter. At such time certain selling shareholders and a selling warrantholder sold through the underwriter 160,000 shares of NY's common stock and 3,000,000 warrants, respectively. Each warrant exercisable for a period of four years commencing August 7, 1996 and expiring August 8, 2000, to purchase one share of Common Stock, at a purchase price of $6.00 per share. On September 1, 1995 the underwriter exercised its over-allotment option to purchase an additional 91,850 shares of NY's common stock. At such time the Company exercised its Special Warrant to purchase 5,665 shares of NY's common stock at $2.50 per share, in order for the Company to retain over 50% of NY's Common Stock. NY received net proceeds of $2,889,082 from the offering. The proceeds from NY's public offering were apportioned as follows (i) approximately $262,000 was used to repay a bridge loan made to NY, (ii) approximately $735,000 was used to repay certain promissory notes issued in NY's private placement in March, 1995, and (iii) approximately $1,892,082 was deposited into NY's general account to obtain bonding and for project start up expenses and other operating costs.

     On August 15, 1995, the Company issued 150,000 restricted shares of Common Stock to Joseph Polito under the terms of the Company's Senior Management Incentive Plan ("Management Plan") and a restricted share agreement, at no cost. These shares were issued as compensation for Mr. Polito's work with the Company and NY in the consummation of NY's initial public offering on August 9, 1995 and for his continued employment with the Company. Of the shares issued to Mr. Polito, 50,000 shares immediately vested and are owned by Mr. Polito without restriction and the remaining 100,000 shares vest pursuant to restricted periods, whereby 50,000 shares vest on each of August 15, 1996 and 1997. The shares which have been issued subject to the restriction periods, bear a restrictive legend to the effect that ownership of the restricted shares, and the enjoyment of all rights appurtenant thereto, are subject to the restrictions, terms and conditions provided in the Management Plan and the restricted shares agreement. Such certificates have been deposited by Mr. Polito with counsel for the Company, together with stock powers or other instruments of assignment, each endorsed in blank, which will permit transfer to the Company of all or any portion of the escrowed restricted shares and any distributions on said shares in the event that they are forfeited or do not become vested in accordance with the Management Plan and restricted shares agreement.

     In June 1995, the Company issued Marlowe 500,000 shares of Common Stock pursuant to the terms of a consulting agreement, 250,000 of which are being held in escrow by Alan Berkun, counsel for Marlowe & Compann of Securities Dealer's, Inc. member broker dealer, in which Alan Berkun is the president and principal stockholder, pending the Company's securities being quoted on the Nasdaq SmallCap Stock
Market. The sale of the 500,000 shares were registered pursuant to a Registration Statement on Form S-8 filed by the Company on June 11, 1995. In addition to the shares issued the consulting agreement provided for the payment of a consulting fee of $4,000 per month for six months commencing June 1995, as additional compensation. Pursuant to the terms of the consulting agreement in addition to consulting services, Marlowe must utilize its best efforts to raise a minimum of $750,000 for the Company upon the Company's securities being quoted on the Nasdaq. No funds were raised by Marlowe for the Company. All 500,000 shares were resold pursuant to the S-8 registration statement filed by Alan Berkun on behalf of the Company. On August 1, 1996, the Company amended its June 1995 agreement with Marlowe & Company ("Marlowe"), in which the Company agreed to issue an additional 250,000 shares of Common Stock to Marlowe, which were issued on August 1, 1996 and resold pursuant to Regulation S under the Act. Alan Berkun acted as special counsel for the Company regarding these transactions.

     On September 21, 1994, the Company formed a wholly owned subsidiary named U.S. Bridge Corp. (Maryland). ("US Bridge MD"). The Company was incorporated in the State of Delaware for the purpose of providing Waldorf Steel Fabricators, Inc., with employees to perform steel fabrication work.

     In September, 1995, NY engaged the services of a consultant to introduce and provide services in helping NY obtain bonding from a company licensed in New York, which company is to be recognized by the City and State of New York. This consultant was paid a fee of $100,000 and has to date, introduced NY to Willis Corroon, a consulting firm which works directly with several bonding companies. NY made application to several bonding companies through its consultants and was declined by all companies. NY has terminated its relationship with this consultant.

Business of U.S. Bridge of N.Y., Inc.

     U.S. Bridge of N.Y., Inc. ("NY"), was incorporated in the State of New York on September 4, 1990, as Metro Steel Structures, Ltd. N.Y. filed an amendment to its Certificate of Incorporation changing its name to its current name on January 11, 1995. Additionally, NY amended the authorized capital of NY to (i) increase the number of authorized shares of Common Stock from 200 to 10,000,000;
(ii)  increase  the par value from no par value to $.001 par value per share and
(iii) authorized 500,000 shares of Preferred Stock par value $.01 per share. As of such date NY effected a 29,687.50 for one forward split of its Common Stock, pursuant to which there became 950,000 sant to an agreement and plan of merger by and between NY and the Company effective as of April 25, 1994, The Company issued an aggregate of 3,540,000 shares of its common stock to the sole stockholder of NY, Joseph Polito, whereby will receive 2,820,000 shares for all the shares of NY and 720,000 shares for all the shares of common stock of One Carnegie, Mr. Polito. The "Acquisitions" were accounted for as a "recapitalization" of The Company. Accordingly, both NY and One Carnegie became wholly owned subsidiaries of The Company, of which company Joseph Polito became an 80% shareholder, which decreased to 75.4% upon the completion of the IPO.

     Immediately prior to the acquisition of NY by The Company, NY completed a private placement offering of its Common Stock, whereby NY sold an aggregate of 148,200 shares (post stock split) of its Common Stock. NY received net proceeds of $502,594 after the deduction of offering expenses of $47,406.

     Pursuant to the terms of the acquisition, each subscriber in the private placement exchanged each share of NY held prior to the acquisition for 20,000 post reverse split shares of common stock of The Company. The Company has agreed to register the shares purchased in the private placement in a Registration Statement under the Securities Act of 1933, as amended (the "Act"), one time only, upon demand by any of the investors in the private placement, after June 30, 1995. The Company has agreed to include the securities offered in any appropriate registration statement which it files under the Act during the two year period ending June 30, 1996.

Public Offering

     On August 14, 1995, NY consummated an initial public offering of 700,000 shares of its Common Stock and 494,500 (64,500 pursuant to the exercise of the underwriter's over-allotment option) Common Stock purchase warrants at $5.00 per share and $.10 per warrant, respectively, through State Street Capital Markets Corp. (formerly White Rock Partners & Co., Inc.) as underwriter. At such time certain selling shareholders and a selling warrantholder sold through the underwriter 160,000 shares of Common Stock and 3,000,000 Warrants, respectively. On September 1, 1995 the underwriter exercised its over-allotment option to purchase an additional 91,850 shares of NY's Common Stock. At such time The Company exercised its Special Warrant to purchase 5,665 shares of NY's Common Stock at $2.50 per share, in order for The Company to retain over 50% of NY's Common Stock. NY received net proceeds of $3,119,043 from the offering. The proceeds from NY's public offering were apportioned as follows (i) approximately $262,000 was used to repay a bridge loan made to NY, (ii) approximately $735,000 was used to repay certain promissory notes issued in NY's private placement in March, 1995, and (iii) approximately $1,892,082 was deposited into NY's general account as working capital to obtain bonding and for project start up expenses and other operating costs.

     The following table lists all companies in which Joseph Polito is either an officer, director or principal shareholder, and any activities engaged in by such companies with or any of its subsidiaries, as of June 30, 1996:



                         Year                          J. Polito's    Activities with               Place of
Company Name(1)          of Inc.        Title          Ownership(%)   with Company                  Business

U.S. Bridge Corp.(2)     1988           Pres./Director 69.5%          Parent Company                Queens, NY

One Carnegie Court       1990           Pres./Director 100%           Subsidiary of Bridge          Waldorf, MD
 Associates, Inc. (3)(5)(6)

R.S.J.J. Realty Co (4)   1983           Pres./Director 100%           Leases the offices and        Queens, NY
                                                                      storage space to NY

Crowne Crane, Inc.(4)    1988           --             50%            Supplies cranes to NY         Brooklyn, NY
                                                                      for use in the erection of steel.

Atlas Gem Leasing,       1986           Pres./Director 100%           Supplies welding machines     Queens, NY
Inc. (4)                                                              and compressors to NY.

Atlas Gem Erectors       1986           Pres./Director 100%           Sold certain construction     No office
  Co., Inc. (4)(7)                                                    contracts to NY
                                                                      Ceased operations

Gem Steel Erectors       1966           Pres./Director 100%           No Business relationship      No office
 Inc.(4)(8)                                                           Ceased Operations

Waldorf Steel            1990           Pres./Director 100%           Provided steel to the         Waldorf, MD
 Fabricators, Inc.(3)(5)                                              Company, ceased
                                                                      operation in 8/1/95

U.S. Bridge Corp.        1966           Pres./Director 100%           Leases steel fabricating      Queens, NY
 (Maryland) (4)(9)                                                    facilities from One Carnegie

U.S. Bridge of NY, Inc.  1990           Pres./Director 50.1%          Provides steel erection for   Queens, NY
  Inc. (4)(10)                                                        buildings, roadway and bridge
                                                                      repair projects

     (1) Except as disclosed hereunder no company listed is beneficially owned by another entity, nor does any company have any subsidiaries. No company listed has conducted any business operations under any name except for its corporate name, except for U.S. Bridge Corp. See "-- History."

     (2) Incorporated in the State of Delaware.

     (3) Incorporated in the State of Maryland.

     (4) Incorporated in the State of New York.

     (5) One Carnegie owns the property, building and equipment which it leased to Waldorf Steel Fabricators, Inc. ("Waldorf") prior to August 1, 1995, as of which date it began leasing to US-MD.

     (6) Formed in December 1990, One Carnegie is a wholly-owned subsidiary of The Company. Mr. Polito, through his ownership of approximately 69.5% of the outstanding shares of The Company may be deemed the beneficial owner of the shares of One Carnegie owned by The Company.

     (7) Ceased operations in September 1994.

     (8) Ceased operations in March 1991.

     (9) U.S. Bridge Corp. (Maryland) ("US-MD") was incorporated in the state of Delaware on September 21, 1994 for the purpose of providing the labor for the fabrication of steel by Waldorf, which it provided until August 1, 1995. It currently leases the building and equipment, previously leased to US-MD, from One Carnegie. It provides steel fabrication for projects of NY.

     (10) Mr. Polito, through his ownership of approximately 65.9% of the outstanding shares of The Company may be deemed the beneficial owner of the shares of NY owned by the Company.

     NY was formed by Joseph Polito, its president, to serve primarily as a general contractor for public and private sector construction projects. The public sector projects are those sponsored by federal, state and local governmental authorities in New York State and the metropolitan areas.

     Previously, Mr. Polito, through other entities has furnished and provided steel erection as a subcontractor for private and governmental construction projects. From its commencement of operations in June 1993 and until recently, NY has provided steel erection for building, roadway and bridge repair projects for general contractors who have been engaged by private and municipal/governmental clients. NY as of June 30, 1996 has completed 17 projects as a subcontractor with an aggregate project value of $12,987,215 and is currently engaged in 7 projects as a subcontractor with an aggregate value of approximately $17,400,000. In addition, NY has signed a contract for the Palisades Power Mall project but has not commenced the project. NY plans on continuing to undertake projects as a subcontractor, but upon receipt of bonding will focus on obtaining projects as a general contractor.

                        Schedule of Completed Contracts

Project Name             Contract Amount     Contract Date            Type of Contract
------------             ---------------     -------------            ----------------
39th Street Bridge       $2,867,276          June 1993                Lump-Sum
Robert Moses Causeway    540,118             December 1994            Lump-Sum
Van Wyck                 146,000             April 1992               Lump-Sum
Centereach               186,500             June 1995                Lump-Sum
Pro-Camera               50,275              August 1995              Lump-Sum
VDC                      75,000              August 1995              Lump-Sum
39th Street (Demolition) 709,645             February 1993            Lump-Sum
New England Thruway      2,409,058           June 1993                Lump-Sum
Honeywell                1,100,000           June 1993                Joint Venture (1)
Cross Bronx Expressway   60,176              March 1994               Lump-Sum
KISKA Construction Corp.-USA/
Robert Moses Causeway    559,603             December 1994            Lump-sum
McKay Enterprises, Inc./
Kasciuszko Bridge        2,220,218           June 1993                Lump-sum
201 East 80th Street     1,600,000           May 1995                 Lump-sum
South Avenue Plaza       275,000             May 1996                 Lump-Sum
Others                   188,346             N/A                      N/A
                         $ 12,987,215


     (1) Joint venture with John P. Picone, Inc. ("Picone"), whereby NY entered into a consulting agreement with Picone, who was awarded the project. The agreement provides that for 50% of the profits of the project NY would provide Picone with its expertise in steel erection, supply qualified workers and oversee the rehabilitation of the bridge. Picone put NY's employees on its payroll and incurred all the expenses of the project.

     (2) Total estimated project value of a collection of smaller projects completed.


     Inasmuch as NY purchased steel from Waldorf, and now from US-MD, or leases equipment from Crown Crane, Ltd. or Atlas Gem Leasing, Inc., NY shall check prices in the industry prior to engaging in any such transactions and will transact business with such companies only on terms which may be considered similar. The audit committee of the Board of Directors intends to exercise reasonable judgment and take such steps as they deem necessary under all of the circumstances in resolving any specific conflict of interest which may occur and will determine what, if any, specific measures, such as retention of an independent advisor, independent counsel or special committee, may be necessary appropriate. The fact that Joseph Polito is an officer, director and principal shareholder in other companies including those that transact business with The Company and NY, opens the potential that there may be conflicts of interest in decisions made by Mr. Polito, which may compromise his fiduciary duty to The Company and NY. Any remedy under state law, in the event such circumstances arise, would most likely be prohibitively expensive and time consuming. See "-- Suppliers and Subcontractors."

Bridge and Roadway Construction Industry

     Throughout the country, inclusive of the New York metropolitan area and surrounding areas, there are increasing signs of deterioration of the roadways and bridges, which are the critical links in the country's transportation network infrastructure. Many bridges and roadways in the New York metropolitan and surrounding areas are considered in poor condition and require major repairs or replacement, which make them eligible for federal funds for repairs. In 1983 the bridge over the Mianus River in Connecticut collapsed. Soon thereafter the federal government enacted legislation whereby all bridges must be inspected every two years. In connection therewith, the federal government increased the amount of accessibility of federal funds to repair the country's infrastructure inclusive of its roadways and bridges.

     The 1991 InterModal Surface Transportation Efficiency Act authorized expenditures of $151 billion over six years in order to repair and replace the country's roadways and bridges pursuant to certain criteria as to current conditions and usage of said roadways and bridges. This legislation has only recently begun to benefit the construction industry. Through the repair and replacement of bridges and roadways are primarily the responsibility of the state and federal agencies and municipalities, this responsibility is also placed on those companies which require improvements in the transportation infrastructure, in order to provide for or supplement their own transportation network requirements. These companies are responsible to build and maintain bridges and roadways for their use and for use by the general pubic, where appropriate, with the approval of the state and federal agencies and municipalities, which are necessary for their transportation network (i.e., Railroads).

Marketing

     NY obtains its projects primarily through the process of competitive bidding. Accordingly, NY's marketing efforts include; (i)itoring trade journals including Engineering Record News, Dodge Report and Brown's Letter, Inc., (iii) monitoring daily newspapers and real estate publications, (iv) membership and networking in affiliated organizations including Allied Building Trades, (v) maintaining contracts with developers and other general contractors and (vi) requesting notification from various government agencies as to bid solicitations being requested.

     In response to bid requests, NY submits a proposal detailing its qualifications, the services to be provided and the cost of the services to the soliciting entity which then, based on its evaluation of the proposals submitted, awards the contract to the successful bidder. Generally, the contract for a project is awarded to the lowest bidder, although other factors may be taken into consideration.

The Contract Process

     NY submits its bids after a detailed review of the project specification, an internal review of NY's capabilities and equipment availability and an assessment of whether the project is likely to attain targeted profit margins. In bidding on contracts there are two types of bid requests, at the option of the client requesting the bids, a unit cost bid and a lump-sum bid. The unit cost bid is based upon a cost per unit basis, where a lump sum bid obligates NY to complete the project at a fixed price. In a lump-sum bid the risk of estimating the quantity of units required for a particular project is on NY while in a unit cost bid NY must estimate the per unit cost, not the number of units needed. Any increase in NY's unit cost over its unit bid price or cost over its lump-sum bid, whether due to inefficiency, faulty estimates, weather, inflation or other factors, must be borne by NY and may adversely affect its results of operations. While Mr. Polito has been in the construction business for many years, NY and Mr. Polito have just recently started bidding on projects as a general contractor and may incur unanticipated expenses, problems or difficulties which may affect its bid prices and project profitability. Though NY has been the low bidder on several public sector and private sector bids it has not commenced any project as a general contractor. NY has entered into two contracts for private sector projects, both of which are currently awaiting banking approval. See "-- NY," "-- Insurance and Bonding" and "Risk Factors."

     Upon receipt by a New York City agency that a bid submitted has been declared the low bid, the city's procurement policy requires that the New York Finance Committee approve all funds to be allocated to such project. During this time NY which was the low bidder must provide the Department of Transportation with such documents as are required, including a payment and performance bond, in order to be approved to undertake the project. Once the New York City Finance Committee has cleared the allocation of funds for a project and the Department of Transportation has cleared all the documentation required to be submitted by the contractor, a starting date and time table is set up for the project.

     Most government contracts provide for termination of the contract at the election of the customer, although in such event NY is generally entitled to receive a small cancellation fee. Many of NY's contracts are also subject to completion requirements with liquidated damages assessed against it if schedules are not met.

     Contracts as a subcontractor and general contractor often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage of completion method of accounting. NY begins to recognize profit on its contracts when it first accrues direct costs. Pursuant to construction industry practice, a portion of billings may be retained by the customer until certain contractual obligations are fulfilled.

     NY anticipates acting as general contractor on most projects received in the future and will need to hire subcontractors to perform certain jobs such as electrical and mechanical work. As general contractor, NY will be responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, NY is subject to liability associated with the failure of subcontractors to perform as required under the contract. NY may require its su performance, although affirmative action regulations require NY to use its best efforts to hire minority subcontractors for a portion of the project and some of these subcontractors may not be able to obtain surety bonds.

     In connection with both public and private sector contracts, NY will be required to provide bid and performance surety bonds guaranteeing its performance. NY's ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of NY's surety bonds then outstanding and the surety companies' current underwriting standards, which may change from time to time. See "-- Insurance and Bonding."

     NY has and anticipates continuing to bid as a subcontractor at the request of other general contractors. Although NY has not been required to provide bonds to such general contractors when acting as a subcontractor, it may be required to furnish bonds guaranteeing its performance as a subcontractor in the future. Currently, NY is serving as a subcontractor on seven projects. See "-- Work in Progress; Backlog and Seasonality."

Insurance and Bonding

     NY maintains general liability and excess liability insurance, insurance covering its construction equipment and workers' compensation insurance, in amounts its believes are consistent with industry practices. NY carries liability insurance of $1,000,000 per occurrence which management believes its adequate for its current operations.

     NY will be required to provide a surety bond on most of the project it receives as a general contractor. NY's ability to obtain bonding, and its bonding capacity, is primarily determined by NY's net worth, liquid working capital (consisting of cash and accounts receivable) and the number and size of projects under construction. The larger the project and/or the more projects in which NY is engaged, the greater the bonding, net worth and liquid working capital requirements. Therefore, NY may be required to maintain certain levels of tangible net worth in connection with establishing and maintaining bonding limits. As a practical matter such limits may limit dividends, if any, which might have been declared and which would limit corporate funds available for other purposes.

     Bonding requirements vary depending upon the nature of the project to be performed. NY anticipates paying a fee to bonding companies of between 1 1/4% to 3 1/2% of the amount of the contracts to be performed. Since these fees are generally payable at the beginning of a project, NY must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project. Bonding fees are a line item in the submitted bid and are included as part of NY's billing of its client. If NY does not secure bonding from a company or companies licensed in the State of New York and other states where NY may bid on public sector projects, NY will be unable to bid on these projects as a general contractor. NY has approached several New York licensed bonding companies and is currently undeth such companies, but as of the date hereof has not been approved by any company to receive bonding. In order to obtain bonding, in addition to credit checks and other due diligence disclosure requirements bonding companies look at NY's capitalization, working capital, past performance, management's expertise and other factors. The bonding companies require companies receiving bonding to have certain amounts of capital and liquid assets, and will base the amount of bonding it will issue based on a formula, devised by the bonding company, usually based on certain industry standards, which takes into account such factors.

     As a general contractor, NY anticipates bidding on both private and public sector projects as a general contractor, all of which require bonding, in the form of bid and/or performance bonds. A bid bond is a bond issued by a bonding company which is usually in an amount equal to 10% of the bid price and which guarantees that the contractor will be able to produce such other additional documents and information required in order to commence the project including the issuance of a performance bond. A performance bond is a guarantee by a surety, customarily 100% of the value of the contract amount, that the contractor will complete the project pursuant to the terms and conditions of the contract. Most government contracts provide for termination of the contract at the election of the customer, although in such event, NY is generally entitled to receive a small cancellation fee. Many of NY's contracts are also subject to completion requirements with liquidated damages assessed against it if schedules are not met. NY has not been materially adversely affected by these provisions in the past as a subcontractor.

Work in Progress; Backlog and Seasonality

     The following is a listing of the projects as of June 30, 1996 which NY is currently engaged in as a subcontractor:


                                                                      Backlog             Estimated
Customer/                     Contract                                Amount at           Completion     Type of        % of job
Project Name(1)               Amount         Contract Date            6/30/96             Date           Contract       Completed
Perini Corporation/
 Stillwell Avenue Bridge      $ 8,376,728    June 93/Oct. 94          $  753,900          June 1997      Lump-sum       91%
Perini Corporation/
 39th Street Bridge           2,867,276      June 1993                21,500              March 1997     Lump-sum       99%
Eklec Co./
 Palisades Power Mall         8,050,000      June 1996                7,969,500           June 1996      Lump-sum       1%
McKay Enterprises, Inc./
 Reconstruction of 4th
  Avenue Bridge               420,996        November 1994            218,900             December 1996  Lump-sum       48%
Lehrer McGovern, Bovis, Inc./
 Grand Central Station        3,309,033      June 1996                3,110,500           June 1997                     6%
Tishman Construction/
 Louis Vuitton N.A.           3,908,000      June 1996                3,829,800           March 1997                    2%
Williamsburg Bridge           2,517,651      May 1996                 2,039,300           December 1997  Lump-sum       19%
Total Signed Contracts        $29,449,684                             $17,943,400
                              ===========                             ===========


     For the years ended June 30, 1996 and 1995, NY had 3 and 2 customers, respectively, VJB Construction, Inc., DeFoe Construction, Inc., and Perini Corporation and McKay Enterprises, Inc. and Perini Corporation, respectively, comprising four projects, which accounted for an aggregate of approximately 62% and 58%, respectively, of total revenues. At June 30, 1996 and 1995, amounts due from the above customers with respect to such projects represented approximately 46% and 70%, respectively, of total accounts receivable. The discontinuance of any of these projects, or a general economic downturn in the State of New York, in which the projects are located, could have a material adverse affect on NY's results of operations.Though NY does not believe its business is seasonal, its operations slow during the winter months due to the decreased productivity of the workers, thereby increasing costs as well as the inability to work in severe weather conditions.

Suppliers and Subcontractors

     For the year ended June 30, 1996, NY received 100% of the steel fabrication it required from US-MD a subsidiary of U.S. Bridge Corp., the parent of NY. US-MD provides NY with fabricated steel, which it also sells to other subcontractors and general contractors. Prior to August 1, 1995, Waldorf Steel Fabricators, Inc., a company wholly owned by Joseph Polito provided most of the steel used by NY. NY also receives steel from several other suppliers, none of which account for 10% of the steel purchased by NY. The price paid and the terms for the steel purchased from US-MD were comparable to competitive prices and terms and therefor, in the event US-MD is unable to continue to provide NY with the bulk of the steel it requires, NY believes it will be able to acquire it through other suppliers.

     NY currently depends upon various vendors to supply spare parts, cranes and other heavy equipment and its ability to hire skilled workers depends upon its ability to comply with certain union agreements and contracts. NY rents cranes from Crown Crane, Ltd., a company of which Joseph Polito is a 50% shareholder and rents generators and other equipment from Atlas Gem Leasing, Inc., a company which is wholly owned by Joseph Polito. NY believes that there are a sufficient number of vendors, so that in the event any individual or group of vendors can no longer service NY's needs, NY will be able to find other vendors at competitive prices. NY does hire skilled steel workers represented by the International Union of Structural Ironworkers, local 40, operating engineers locals 14, 14B, 15, 15A, 15C and 15D and cement masons local 780 (collectively referred to as the "Unions") and must comply with agreements with the Unions, which agreements regulate all employment issues between NY and the Union employees including pay, overtime, working conditions, vacations benefits, etc., and which agreements expire on June 30, 1999. NY believes that it has a good relationship with the Unions and is in compliance with all union agreements. No assurance can be given that NY will continue to be in compliance with the Unions or successfully negotiate extensions to NY's agreements with such Unions. In the event problems or conflicts with the Unions arise or there is a loss of skilled steel and operating engineers, this would have a detrimental effect on NY's operations.

     NY's success as a general contractor, in part, will be dependent upon its ability to hire workers and comply with union contracts and agreements and its ability to oversee and retain qualified subcontractors to perform certain work. Although NY believes that it will be able to attract s it bids as general contractor, there can be no assurances. NY will be responsible for performance of the entire contract, including the work done by subcontractors. Accordingly, NY may be subject to substantial liability if a subcontract fails to perform as required. Also there may be unanticipated difficulties in hiring and overseeing subcontractors that NY is currently not aware of.

Competition

     All aspects of NY's business is and will continue to be highly competitive. NY is one of many subcontractors which erect and furnish steel for projects, many of whom have substantially greater sales and financial resources than that of NY. When contractors seek construction contracts, they request bids of several subcontractors as to the different requirements of the project. These subcontractors compete primarily as to price, name recognition and prior performance.

     As a general contractor, NY will be competing with many larger, established and more experienced contractors, who have name recognition and relationships with the federal and state municipalities and agencies as well as private companies which request bids on the projects NY intends bidding on. NY is a general contractor which specializes, but not exclusively, in bridge and roadway repair and replacement as well as the furnishment and erection of steel structures for buildings. NY's competitors are numerous and many have substantially greater marketing, financial, bonding and human resources.

Government Regulation

     NY must comply with the Occupational Safety and Health Administration ("OSHA"), a federal agency which regulates and enforces the safety rules and standards for the construction industry. In addition, NY must also comply with a wide range of other state and local rules and regulations applicable to its business, including regulations covering labor relations, safety standards, affirmative action and the protection of the environment including requirements in connection with water substance discharge. Continued compliance with OSHA and the broad federal, state and local regulatory network is essential and costly and the failure to comply with such regulations, or amendments to current laws or regulations imposing more stringent requirements may have an adverse effect on NY's operations. NY believes that it is in substantial compliance with all applicable laws and regulations.

One Carnegie Court Associates, Inc. ("One Carnegie")

     One Carnegie was incorporated in the State of Maryland on December 14, 1990, for the sole purpose of acquiring certain land, building, machinery and equipment, in the St. Charles Business Park, Waldorf, Maryland which it acquired on January 14, 1991. The acquisition by One Carnegie comprised 13 acres of property, a 4 1/2 acre [170,000 square foot] building and the machinery and equipment for the fabrication of steel. The note issued pursuant to the purchase of this property is personally guaranteed by the Company's president and principal shareholder, Joseph Polito. This under-roof facility is equipped with equipment capable of fabricating structural steel of approximately 24,000 tons per year.

     One Carnegie rented this land, building, machinery and equipment to Waldorf Steel Fabricators, Inc., a Maryland corporation, ("Waldorf") an affiliate of the Company, which corporation is wholly owned by Joseph Polito, pursuant to the terms of a lease agreement. Waldorf facilitated the steel fabrication for NY as well as for other subcontractors and contractors. The Company believes that the terms of the lease of the property by Waldorf was equivalent to that which would be obtained from an unaffiliated third party. On August 1, 1995, One Carnegie entered into a lease surrender agreement with Waldorf, whereby as of August 1, 1995 Waldorf ceased operations. Pursuant to such agreement, Waldorf surrendered the premises and waived any and all rights to possession of such premises. Simultaneously, One Carnegie entered into a lease agreement with U.S. Bridge MD. Such lease expires on December 31, 2001 and provides for monthly rental payments of $50,000. The lease also provides for all real estate taxes and operating costs to be paid directly by U.S. Bridge of MD. In connection with the lease, U.S. Bridge MD paid approximately $82,000 on account towards rent to One Carnegie on October 2, 1995.

Employees

     As of June 30, 1995, the Company had three executive officers and no employees. As of June 30, 1996, NY had three executive officers, two administrative assistants, one comptroller, and two employees in the accounting department. NY employs such number of union employees, depending on the number and size of projects engaged in, ranging from 25-100 employees on a full-time and part-time basis. These union employees are represented by the International Union of Structural Ironworkers, locals 40, Operating Engineers locals 14, 14B, 15 15A, 15C and 15D. NY's contracts with these Unions, which agreements regulate all employment issues between NY and the union employees including pay, overtime, working conditions, vacations, benefits, etc., which agreements expire on June 30, 1999. NY considers relations with the unions and their employees to be good.

ITEM 2.DESCRIPTION OF PROPERTY

     The Company's offices are located at the offices of NY, which leases approximately 25,000 square of executive office space and utilizes approximately 24,000 square feet of storage space at 53-09 97th Place, Corona, New York 11368. The lease is with an affiliate company, RSJJ Realty Corp., which is owned by the Company's majority stockholder and the Company's president, Joseph Polito, pursuant to a lease agreement expiring in March 1998. NY pays rent of $20,000 per month. NY also leases a yard for storage material pursuant to an oral agreement which requires monthly payments of $3,500. The Company believes that the terms of this lease are comparable and competitive with that which would have been negotiated with an unaffiliated landlord.

     In addition, the Company, through One Carnegie, owns 13 acres of property in St. Charles Business Park, Waldorf, Maryland, inclusive of a 4 1/2 acre [170,000 square foot] building. In connection with the acquisition of the property and equipment, One Carnegie entered into a $3,000,000 installment loan agreement, which loan was collateralized by all the property and equipment owned by One Carnegie and personally guaranteed by the Company's majority shareholder and an affiliated company. The loan bears interest at a rate of 11% until December 1994, at which time it increases to 13% for the term of the loan. On October 21, 1993, One Carnegie entered into a forbearance agreement with the lender, restructuring certain terms and provisions of the loan.

     On December 13, 1994, in connection with the original acquisition of the property and equipment, One Carnegie signed a modification to the forbearance agreement with the lender. Pursuant to such modification agreement, the lender has agreed not to accelerate and demand full payment of the note and to allow One Carnegie to reduce its monthly payments to $40,000 pursuant to a new two (2) year amortization schedule provided by the lender. Such modification agreement required One Carnegie to make timely payments after December 31, 1994, which One Carnegie has not complied with.

     On October 12, 1995, in connection with the original acquisition of the property and equipment, One Carnegie signed a letter agreement to the modification agreement discussed above with the lender. Pursuant to such letter agreement, although One Carnegie was in default as at June 30, 1996, the lender has agreed not to accelerate and demand full payment of the note and to allow One Carnegie to bring the indebtedness current in accordance with the two year amortization schedule discussed above. As of October 18, 1996, One Carnegie was in default in connection with the letter agreement.

     This under-roof facility is equipped with equipment capable of fabricating structural steel of approximately 24,000 tons per year. The Company leases the facility to a related party on terms believed to be equivalent to those which would be obtained from an unaffiliated third party.


ITEM 3.LEGAL PROCEEDINGS

     NY is a party to legal proceedings in the ordinary course of its business. NY and its subsidiaries believe that the nature and number of these proceedings are typical for a construction firm of its size and scope and that none of these proceedings is material to its financial condition. NY, in March, 1995 was served with a summons and complaint with respect to the commencement of an action in the Supreme Court of the State of New York, pursuant to the personal injury of a worker at a construction site. The worker was not an employee of NY, but was employed by another subcontractor at the job site. NY, through its insurance company is defending the action, and has served an answer to the complaint. The amount demanded is below NY's insurance policy maximum, and NY believes that its insurance coverage will completely cover any awards or settlement.


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Neither the Company nor NY submitted any matters to a vote of their security holders during its fiscal year ended June 30, 1996.

                                    PART II


ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

     The Company's Common Stock, $.001 par value per share, is currently traded sporadically and on a limited basis in the over-the-counter market on the OTC Bulletin Board. The following table sets forth representative high and low closing bid prices by calendar quarters as reported by a market maker, during the periods provided for herein. Bid quotations represent prices between
dealers,   do  not  include  resale  mark-ups,   mark-downs  or  other  fees  or
commissions, and do not necessarily represent actual transactions. Prior to August 25, 1994 there was no trading market for the Company's Common Stock.


            Calendar Quarter       Bid Prices
            Ended (1)              Low       High

            08/25/94 - 09/30/94    3 1/2     4
            10/01/94 - 12/31/94    2         4
            01/01/95 - 03/31/95    1 1/2     1 1/2
            04/01/95 - 06/30/95    5/8       2
            07/01/95 - 09/30/95    1/4       1 1/4
            10/01/95 - 12/31/95    1/4       1
            01/01/96 - 03/31/96    1 1/4     2
            04/01/96 - 06/30/96    2 1/4     3
            07/01/96 - 09/30/96    1 1/2     3 1/8
            10/01/96 - 10/18/96    1         2
--------------------------

     (1) The Company's Common Stock began trading on the Nsadaq SmallCap Stock Market on July 25, 1996.

     As of October 18, 1996, the number of registered holders of record of the Common Stock, $.001 par value, of the Company was 117 as determined by the Company's stockholder records, and does not include beneficial owners at the Common Stock whose shares are held in names of various security holders, dealers and clearing agencies. The Company believes there are in excess of 300 beneficial holders of the Common Stock.

     The Company has paid no dividends and has no present plan to pay dividends. Payment of future dividends will be determined from time to time by its Board of Directors, based upon its future earnings, if any, financial condition, capital requirements and other factors. The

     Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.

     Of the 6,662,531 shares of the Company's Common Stock presently outstanding, 400,000 were issued in July 1996, 500,000 was issued in June 1996, 250,000 was issued in August 1996, 3,540,000 were issued in April 1994, 20,000 were issued in August 1994, 1,282,155 were issued between April and June 1994, 10,000 were issued in January 1995, and 500,000 shares were issued in June 1995, all of such shares are "restricted securities", which in the future, may be sold upon compliance with Rule 144 adopted under the Securities Act of 1933, as amended (the "Act"), or other applicable exemptions from the registration requirements of the Act. On June 16, 1995 pursuant to the filing of a Registration Statement on Form S-8 with the Securities and Exchange Commission, the Company registered the public sale of 500,000 shares, previously issued to a broker-dealer, as consideration for a two (2) year consulting agreement. Pursuant to the consulting agreement, such consultant will serve as a financial consultant and advisor to the Company on a non-exclusive basis for a period of twenty-four (24) months commencing on June 1, 1995. Such agreement was amended on August 1, 1996 and an additional 250,000 shares were issued under Regulation S under the Act. In addition, pursuant to a loan to the Company's president, which loan was then loaned to the Company, the Company issued 400,000 as repayment of the loan in July 1996, such shares were issued pursuant to Regulation S under the Act.

     Rule 144 provides, in essence, that a person holding "restricted securities" for a period of two years may sell every three months in brokerage transactions an amount equal to the greater of: (a) one percent of the Company's outstanding shares of Common Stock; (b) the average weekly reported volume of trading for the securities on all national exchanges and/or through the automated quotation system of a registered securities association during the four (4) calendar week period preceding each transaction; or (c) the average weekly trading volume in the securities reported through the consolidated transaction reporting system during the four (4) calendar week period. Rule 144 also requires that current information about the securities must be available to shareholders and brokers.

     Persons who are not "affiliates" of the Company, as that term is defined under the Act, who have been non-affiliates for the ninety (90) days immediately preceding the sale, and who have owned their shares for a period of at least three (3) years, may sell such shares without limitation.

     The Company has paid no dividends and has no present plan to pay dividends. Payment of future dividends will be determined from time to time by its Board of Directors, based upon its future earnings, if any, financial condition, capital requirements and other factors. The Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.

ITEM 6MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis for the years ended June 30, 1996 and 1995 are that of the Company's subsidiaries since the Company itself did not have any material operations of its own.

            GENERAL

     On April 25, 1994, after giving effect to a 1-for-4 reverse stock split, US Bridge Corp. ("the Company") issued 2,820,000 and 720,000 shares, respectively, of its common stock to the stockholders of U.S. Bridge of N.Y., Inc. ("NY") and One Carnegie Court Associates, Ltd. "(One Carnegie") in exchange for all of their issued and outstanding shares.

     The acquisition by the Company has been treated as a recapitalization for accounting purposes. Accordingly, after such transaction and before NY's private offering and initial public offering, NY was a wholly owned subsidiary of the Company. As of June 30, 1996 NY is a 50.01% owned subsidiary and One Carnegie is a wholly owned subsidiary of the Company.

     On September 21, 1994, the Company formed a wholly owned subsidiary named U.S. Bridge of Maryland Corp. ("US Bridge MD"). US Bridge MD was incorporated in the State of Delaware for the purpose of providing material and labor to perform fabrication work for US Bridge of NY and other unrelated parties.

     One Carnegie was incorporated in the State of Maryland and is a wholly owned subsidiary of the Company. One Carnegie was incorporated on December 14, 1990 for the purposes of acquiring on January 14, 1991, land, building, machinery and equipment. One Carnegie rented said facilities to an affiliate under terms pursuant to a signed lease agreement through August 1995. Subsequent to August 1995, said facilities have been rented to US Bridge MD.

     NY was formed by Joseph Polito, its President, to serve primarily as a general contractor for public and private sector construction projects. The public sector projects are sponsored by Federal, State and local Government authorities in New York State and the Metropolitan areas. Previously, Mr. Polito, through other entities, furnished and provided steel erection as a subcontractor for private and governmental construction projects. From its commencement of operations in June 1993, NY provided steel erection services for building, roadway and bridge repair projects for genand municipal/government clients. NY plans to continue to undertake projects as a subcontractor, but will focus on obtaining projects as a general contractor in both the public and private sectors.

     In the New York Metropolitan area, there are an abundance of subcontractors known to the NY who have significant experience and are competitive with respect to pricing and level of service. NY will be responsible for performance of the entire contract, including the work done by subcontractors. Accordingly, NY may be subject to substantial liability if a subcontractor fails to perform as required. Also there may be unanticipated difficulties in hiring and overseeing subcontractors that NY is currently not aware of. In the event the bonding company pays a claim related to a subcontractor's non-performance or similar event, the bonding company has recourse against NY. NY requires bonding from a New York licensed bonding company in order to bid on projects as a general contractor.

     In order to obtain bonding, in addition to credit checks and other due diligence disclosure requirements, bonding companies require that the company receiving bonding to have certain amounts of capital and liquid assets, which will base the amount of bonding it will issue based on a formula, devised by each individual bonding company, which primarily takes into account NY's capital and liquid assets. In order for NY to obtain and maintain bonding, it must adhere to the requirements stipulated in the bonding agreements which vary with each bonding company. The bonding costs for each bond are incorporated in the contract price of each job. These costs are carried as a line item in the requisition and paid by the customer. Any monies taken from the working capital for this purpose will be replaced as the monthly requisition payments are received from the customer. Bonding requirements vary depending upon the nature of the projects to be performed. NY anticipates paying a fee to bonding companies of between 1 1/4% to 3 1/2% of the amount of the contracts to be performed. Since these fees are generally payable at the beginning of a project, NY must maintain sufficient working capital to satisfy the fee prior to receiving from the project.

     Though NY does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity due to weather conditions. Accordingly, NY may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects and revenue recognition policies.

     The Company's operations are substantially controlled by Mr. Pog shares and may be considered the beneficial owner of the shares of NY. Mr. Polito is also a 100% shareholder of R.S.J.J. Realty Corp. ("RSJJ"). RSJJ leases the administrative offices and storage space to NY at a cost of $20,000 per month pursuant to a signed lease agreement expiring on March 31, 1998. Lastly, Mr. Polito has ownership interests in Waldorf Steel Fabricators, Inc. (which ceased operations on August 1, 1995), Crown Crane, Inc., Atlas Gem Leasing, Inc., Atlas Gem Erectors Co., Inc. and Gem Steel Erectors.

     NY recognizes revenue under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. The asset, costs and estimated earnings in excess of billings on uncompleted contracts, represents costs and estimated earnings in excess of amounts billed through June 30, 1996. Billings in excess of costs and estimated earnings on uncompleted contracts, represents billings which exceed costs and estimated earnings on individual uncompleted contracts through June 30, 1996.

RESULTS OF OPERATIONS

Year ended June 30, 1996 as compared to the year ended June 30, 1995

     Contract revenues for the years ended June 30, 1996 and 1995 amounted to $7,401,433 and $6,671,649, respectively. This net increase amounting to $729,784 or approximately 11% is a direct result of the Company obtaining additional contracts during the year. During the year ended June 30, 1996 the Company has obtained new contracts and additional change orders to previous contract amounting to approximately $22,500,000. Included in contract revenues are revenues from joint venture profit sharing agreements on certain projects. Joint ventures revenues for the year ended June 30, 1996 amounted to approximately $200,000 as compared to the year ended June 30, 1995 which amounted to $680,000. Accordingly, revenues for the year ended June 30, 1996 from the Company's core business, construction contract, increased by approximately $1,209,784 as compared to the year ended June 30, 1995.

     The Company's gross profit for the year ended June 30, 1996 is 37% as compared to June 30, 1995 which was 43%. This decrease in gross profit is partially due to the Company's revising its contract cost estimates for jobs coming to an end in the current period, pursuant to the percentage of completion method. As discussed previously, the Company revenue from profit sharing agreements on certain projects during the year ended June 30, 1996 decreased by approximately $470,000, which reduced the gross profit by an equal amount.

     As of June 30, 1996, the Company has a backlog of approximately $17,943,400. Backlog represents the amount of revenue the Company expects to realized from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun.

     General and administrative expenses have increased by $391,644 or 15% to $3,003,890 for the year ended June 30, 1996 from $2,612,246 for the year ended June 30, 1995. The increase in o an increase in consulting fees amounting to $150,000 in connection with the process in obtaining additional contracts which resulted in approximately $22,000,000 of additional contracts. Additional, the Company's payroll and related payroll taxes and benefits increased by approximately $150,000 for the administrative staff of US Bridge MD. The remaining increase was attributable to professional fees and other miscellaneous general or corporate overhead expenses.

     During the year ended June 30, 1996, the Company has provided an allowance for doubtful accounts amounting to $1,000,000 against the contract receivable. The majority of the allowance has been provided for one unrelated party who is experiencing a cash flow problem. Management is currently negotiating with this customer and has not commenced legal action as of September 27, 1996. In managements opinion, the allowance for doubtful accounts at June 30, 1996, will be sufficient to absorb any losses that may be sustained from a settlement with this customer.

Liquidity and Capital Resources

     At June 30, 1996, the Company's consolidated working capital amounted to $1,528,934. As of June 30, 1996, the Company's net contract receivable amounted to $3,613,665, of which approximately $723,000 or 20% has been collected through September 27, 1996.

     Net cash used for operating activities amounted to $2,055,771 for the year ended June 30, 1996. The major components of such use of cash was directly attributed to the increases in accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts of $2,318,819. For the year ended June 30, 1995, the net cash used for operating activities amounted to $994,615 principally attributable to increases in account receivable and costs and estimated earnings in excess of billings on uncompleted contracts. In the past two years the Company's business has shifted towards the municipal and government markets. Municipal contract generally require the contractor to accumulate more costs before they can requisition the municipality for payment. Accordingly, costs and estimated earnings in excess of billing's on uncompleted contracts have increased principally for this reason.

     Contract receivables for the year ended June 30, 1996 as compared to the year ended June 30, 1995 has increased by $1,692,488 before recording an allowance for uncollectibles. The increase is principally attributable to one customer who has been experiencing a cash flow problem. As of June 30, 1996 the Company has provided an allowance of $1,000,000 which management believes will be sufficient to absorb any future loss.

     With regards to financing activities, the Company provided $2,249,177 of cash for the year ended June 30, 1996. Such cash was provided primarily by $3,104,252 from the Company's subsidiary's initial public offering and repayment of notes payable amounting to $1,071,649.

     During September 1994, the Company's subsidiary, NY, entered into an instaiquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement requires that NY pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, NY must also pay timely all current payroll taxes. As of June 30, 1996 NY has not made all the required monthly payments and has not paid timely all current payroll taxes. Additionally, US Bridge MD also became delinquent with regard to its payroll taxes which amounted to $93,423 as of June 30, 1996. The total payroll tax liability as of June 30, 1996, excluding the related penalty and interest amounted to $382,135

     On August 14, 1995 NY successfully completed its public offering. As a result, it sold 791,850 shares which included 91,850 shares in connection with the exercise of the underwriter's over-allotment options and 494,500 warrants which included 64,500 warrants pursuant to the underwriter's over-allotment option. NY yielded a total net proceeds of $2,077,903 after deducting underwriter selling expenses and expense allowance, repayment of bridge loans and promissory notes and related accrued interest to the bridge lenders and private investors, and the pre-payment of the first two year's financial consulting agreement with the underwriter. Simultaneously with the offering, NY charged all deferred offering costs incurred to additional paid-in capital which totalled $903,820.

     In connection with the initial public offering of NY, the Company's ownership percentage in NY was reduced to 49.95% before the exercise of the special warrant as discussed below. Accordingly, at June 30, 1996 the Company's minority interest amounting to $2,409,028 which represents the effect of NY's private offering and the initial public offering and the cumulative effect of NY's operations since the private offering and initial public offering.

     On September 9, 1995, the Company purchased at $2.50 per share 5,665 common shares of NY by exercising its right pursuant to the terms of a special warrant issued only to such stockholder. As a result, the Company increased its ownership of NY to 50.01% from 49.95%.

     Lastly, in connection with NY's IPO, the Company recorded a gain of $832,571 as a result of reducing its ownership percentage to 50.01% of NY.

     On October 12, 1995, in connection with the original acquisition of the property and equipment, One Carnegie signed with the lender a letter agreement revising the modification agreement. Pursuant to such letter agreement, One Carnegie was in default as of June 30, 1996. The mortgage has been classified as current at June 30, 1996, since One Carnegie has not paid the required monthly installments timely as stipulated in the letter agreement thereby allowing the lender to call the loan at anytime.

     On May 13, 1996, an unrelated party loaned the Company's President $300,000 pursuant to a memorandum of understanding. The loan bears interest at 1% above prime, and its due 90 days from receipt of funds. Simultaneously therewith, on May 20, 1996, the Company's President loaned the Company the $300,000. As collateral for the loan, the unrelated party received from the Company's President 550,000 share of common stock. Upon the Company being listed on NASDAQ, the Company will liquidate such loan by issuing 400,000 shares of newly registered shares pursuant to Regulati the Company issued 400,000 to such unrelated party for satisfaction of the loan.

     Additionally, the Company's President issued to such unrelated party an option to purchase 600,000 share at $1.50 per share from the day the funds are received until six months after the Company attains NASDAQ listing. The option may be exercised at any time within the exercise period subject to a minimum bid prize of $3 per share. Lastly, the Company's President may borrow an additional $100,000 under the same terms as discussed above for a period of 30 days.

     As of June 30, 1996, of the total due to officer amounting to $358,779, $275,500 represents the remaining amount owed for the original $300,000 loan and the remaining balance amounting to $83,279 represents advances made by the President to the Company's subsidiaries which bear no interest and are due on demand.

ITEM 7.   FINANCIAL STATEMENTS

      See attached Financial Statements.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors.

     The names, ages and positions of the Company's executive officers and directors are as follows:

Name                          Age            Position with the Company
Joseph M. Polito              61             President and Director
Ronald J. Polito              36             Secretary and Director
Steven J. Polito              33             Treasurer and Director


     All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualify. Vacancies on the Board of Directors may be filled by the remaining directors. Officers are elected annually by, and serve at the discretion of the Board of Directors. There are no family relationships between or among any officers or directors of the Corporation, except that Joseph Polito is the father of both Steven and Ronald Polito.

     Joseph M. Polito has been the president and director of the Company from the date of the Acquisitions in April 1994 to present. Mr. Polito has been the president and a director of NY since its inception in 1990 and prior to the Acquisitions in April 1994 was the sole shareholder of NY. Prior to the Acquisitions, the Company was a shell company with no operations named Cofis International Corp., which was formed in September 1988 as Colonial Capital Corp. Mr. Polito oversees the running of all of the Company's operations. From December 1990 to present, Mr. Polito has been the president and sole director and shareholder of One Carnegie Court Associates, Inc. ("One Carnegie"), a wholly owned subsidiary of Bridge. Mr. Polito is the president and sole director and shareholder of Waldorf Steel Fabricators, Inc. ("Waldorf"), a company which fabricated steel prioreholder of Gem Steel Erectors, Inc., a non-operating entity. Neither Atlas nor Gem Steel have transacted any business or other operations since ceasing operations and neither company has any present intention to resume operations. From 1983 to present, Mr. Polito has been the President and 100% shareholder of R.S.J.J. Realty Corp., a company which owns and leases real property. From 1986 to present, Mr. Polito has been the president and 100% shareholder of Atlas Gem Leasing, Inc., a company which leases generators and other construction equipment. From 1988 to present, Mr. Polito has been a 50% shareholder of Crown Crain, Ltd., a company which leases cranes for construction projects. Mr. Polito is currently Chairman of the Steel Institute of New York, Co-Chairman of the International Union of Structural Ironworkers, locals 40, 361 and 417 union fund and a current director and past president of Allied Metal Building, an industry organization authorized to negotiate with the structural iron worker local 40 and 361, operating engineers local 14 and local 15a and 15d, cement masons local 780 as well as chairman of the negotiating committee solely for the structural engineers. Mr. Polito is a member of the safety committee for the City of New York, Building Trade Employers Association.

     Ronald J. Polito has been the secretary, treasurer and a director of the Company from the date of the Acquisitions in April, 1994 to present. Mr. Polito has been the secretary and a director of NY since its inception in 1990. Mr. Polito oversees the daily progress on all projects in process and analysis of the final costs and profits of jobs completed and the preparation and bidding on new projects. From its inception in 1990 until March 1995, Mr. Polito was also the treasurer of NY. From 1985 until the present, Mr. Polito has been the secretary of Gem Steel Erectors, Inc. From December 1990 to present, Mr. Polito has been the secretary of One Carnegie and Waldorf. From 1983 to present Mr. Polito has been the secretary of R.S.J.J. Realty Corp. Mr. Polito received a Bachelor of Science Degree in Civil Engineering from Brooklyn Polytechnical Institute in 1981. Ronald J. Polito is the son of Joseph M. Polito.

     Steven J. Polito has been a director of the Company since the date of the Acquisitions in April 1994. Mr. Polito was elected treasurer of NY in March 1995. He had previously been a Project Manager and has been a director of the NY since its inception in 1990. Mr. Polito oversees the daily operations for projects in process and projects completed, including; purchasing and leasing of materials and machinery and the distribution of labor. From 1988 until April 1994, Mr. Polito worked as a Project Manager of Atlas Gem Erectors Cand erected steel structures. Steven J. Polito is the son of Joseph M. Polito. From 1988 to present, Mr. Polito has been the treasurer of Gem Steel Erectors, Inc. From 1988 to present, Mr. Polito has been the treasurer of One Carnegie, Waldorf and R.S.J.J. Realty Corp.

Significant Employees of NY

     John G. Bauer, has been the chief administrative officer (a non-executive position) of the Company since February 1995. From March 1992 to February 1995, Mr. Bauer was the President of Dynamic Construction Consulting, Inc., a company which provided construction management services. From July 1988 to March 1992, Mr. Bauer was a Vice President of Tishman Construction Corp. of N.Y., a construction company.

     Michael Panayi, has been a structural engineer for the Company since the commencement of operations in June 1993. Prior to his employment with the Company, Mr. Panayi was a structural engineer for Atlas from 1987.

     As permitted under Delaware Corporation Law, the Corporation's certificate of incorporation eliminates the personal liability of the directors to the Corporation or any of its shareholders for damages for breaches of their fiduciary duty as directors.

     As a result of the inclusion of such provision, stockholders may be unable to recover damages against directors for actions taken by them which constitute negligence or gross negligence or that are in violation of their fiduciary duties. The inclusion of this provision in the Corporation's Certificate of Incorporation may reduce the likelihood of derivative litigation against directors and other types of shareholder litigation.

Compliance with Section 16(a) of the Exchange Act

     The Company was not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, during the period covered by this Report. In general, Section 16(a) requires a Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.




ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by NY, the Company's subsidiary, during the years ended June 30, 1995, 1994 and 1993.

                          Summary Compensation Table

                                       Annual Compensation

(a)                      (b)            (c)            (d)            (e)            (f)
Name and Principal                                                    Other Annual   Options/
Position                 Year (1)       Salary($)      Bonus($)       Compensation   SARS
------------------       --------       ---------      --------       ------------   ----

Joseph Polito            1996           $300,000       -              $111,911(2)    -
 President and Director  1995           378,000        -              68,200 (2)     -
                         1994           300,000        -              13,800 (2)     -

Ronald Polito            1996           $125,000       -              $15,144 (3)    -
 Secretary and Director  1995           121,000        -              21,200 (3)     -
                         1994           109,600        -              17,451 (3)     -

Steven Polito            1996           $94,000        -              $ 8,275 (4)    -
  Treasurer and Director 1995           91,575         -              9,900 (4)      -
                         1994           19,980         -              -              -

     (1)The Company did not engage in any operations prior to June, 1993 and, therefore, did not compensate any of its executive officers prior to such time.

     (2)Includes (i) the payment of premiums on a life insurance policy of $54,362, $46,000 and $5,119 (ii) the payment of travel expenses of $50,000, $22,200 and $23,139 for the years ended June 30, 1996, 1995 and 1994, respectively and the payment of an automobile lease of $7,549 for the year ended June 30, 1996. See " - Employment Agreements."

     (3)Includes (i) payments on the lease of an automobile of $5,416, $8,000 and $8,574, (ii) the payment of premiums on a term life insurance policy of $4,684, $5,800 and $8,877 and (iii) a travel allowance of $2,971, $7,400 and $0, for the years ended June 30, 1996, 1995 and 1994, respectively.

     (4)Includes payment on a lease automobile of $5,304 & $6,700 and a travel allowance of $2,971 & $3,200 for the years ended June 30, 1996 and 1995.

Stock Options

     The following table sets forth certain information concerning the grant of stock options made during the year ended June 30, 1996 under the Corporation's 1994 Senior Management Incentive Plan.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)


===========================================================================================


                              Individual Grants
-------------------------------------------------------------------------------------------
(a)                           (b)                 (c)                 (d)                 (e)
                                                  % of Total
                              # of Securities     Options/SAR's
                              underlying          Granted to
                              Options/SAR's       Employees in        Exercise or Base
Name                          Granted(1)          Fiscal Year         Price ($/SH)        Expiration Date
-------------------------------------------------------------------------------------------
Joseph M. Polito              25,000              100%                $5.50               04/04/99
===========================================================================================

     (1) Represents incentive stock options granted under the Corporation's 1994 Senior Management Incentive Plan (the "Management Plan"). Options granted under this Management Plan are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Under the terms of the Management Plan, options may be granted to officers, key employees, directors and consultants of the Corporation for a maximum term of 10 years. Options granted to directors, who are not officers or employees, or to consultants, do not qualify as incentive stock options. The option price per share may not be less than the fair market value of the Corporation's shares on the date the option is granted. However, options granted to persons owning more than 10% of the Corporation's Common Stock may not have a term in excess of five years and may not have an option price of less than 110% of the fair market value per share of the Corporation's shares on the date the option is granted.

     The following table contains information with respect to employees of the Corporation concerning options held as of June 30, 1996.


              AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

=======================================================================================
(a)                           (b)                      (c)                 (d)                 (e)
---------------------------------------------------------------------------------------
                                                                                               Value of
                                                                           Number of           Unexercised In-
                                                                           Unexercised         The-Money
                                                                           Options/SAR's at    Options/SAR's
                                                                           FY-End (#)          at FY-End($)
                              Shares Acquired          Value Realized($)   Exercisable/        Exercisable/
Name                          on Exercise (#)                              Unexercisable       Unexercisable(1)
---------------------------------------------------------------------------------------
Joseph M. Polito              0                        0                   7,500/17,500        0/0
=======================================================================================

     (1) Based upon the average bid and asked prices for such Common Stock on October 18, 1996 ($1.875), as reported by a market maker. Since the Options are exercisable at $5.50, there is no value to such options as of such date.

Employment Agreement

     Joseph Polito entered into an employment agreement with NY dated April 4, 1995, whereby Mr. Polito shall devote 80% of his business time to the affairs of NY. The agreement is for a term of approximately three years expiring June 30, 1998. Pursuant to the terms of the agreement Mr. Polito is to receive an annual salary of $300,000 per annum until June 30, 1996 with 10% yearly escalations, subject to adjustment by the Board of Directors. Mr. Polito is also to receive a yearly non-accountable expense allowance of $50,000. Mr. Polito received stock options under the NY's 1994 Senior Management Incentive Plan to purchase 25,000 share at $5.00 per share, vesting at the rate of 7,500 in each of April, 1996 and 1997 and 10,000 in April, 1998. Mr. Polito also has the right to receive a yearly bonus equal to five percent (5%) of the first $1,000,000, upon reaching $1,000,000 and five percent (5%) of the next $500,000, upon reaching $1,500,000 and five percent (5%) after $1,500,000, of all the pre-tax profits of NY. NY shall pay to Mr. Polito a monthly draw of $10,000 against the bonus. Pursuant to the agreement NY shall pay the premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by Mr. Polito, with an estimated yearly premium of $80,000. The agreement restricts Mr. Polito from competing with NY for a period of one year after the termination of his employment. The agreement provides for severance compensation to be paid to Mr. Polito if his employment with NY is terminated or there is a decrease in responsibilities or duties following a change in control of NY. The severance compensation shall be made in one payment equal to three times the aggregate annual compensation paid to the Employee during the preceding calendar year.

     Steven and Ronald Polito receive annual salary compensations of $94,000 and $125,000, respectively, from NY, which compensation levels commenced in March 1995 and April 1994, respectively. Both individuals also receive a car allowance equal to the monthly lease payments on their automobiles and the payment of premiums on life insurance policies of which they choose their beneficiaries. Neither individual has entered into an employment agreement with NY or the Company.

1994 Senior Management Incentive Plan

     In December, 1994, the Board of Directors adopted the 1994 Senior Management Incentive Plan (the "Management Plan"), which was adopted by shareholder consent. The Plan provides for the issuance of up to 150,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees. The Board of Directors, subject to shareholder approval, have authorized an increase in the number of shares issuable under the Management Plan to 1,000,000 shares. The Company issued 150,000 restricted shares to Joseph Polito in August 1995, of which 100,000 shares are vested, and whereby 50,000 shares vest on August 1997.

     was prompted by the Company's desire to provide the Board with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding executive officers, key employees and consultants who render significant services to the Company. The Board of Directors intends to offer key personnel equity ownership in the Company through the grant of stock options and other rights pursuant to the Management Plan to enable the Company to attract and retain qualified personnel without unnecessarily depleting the Company's cash reserves. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer executives, key employees and consultants a personal interest in the Company's growth and success through awards of either shares of Common Stock or rights to acquire shares of Common Stock.

     The Management Plan is intended to attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice-Chairman, Chief Executive Officer, Chief Operating Officer, President and Vice-Presidents of the Company) who perform services of special importance to the Company will be additional management employees and has not engaged in any solicitations or negotiations with respect to the hiring of any management employees. As of the date of this Prospectus, the Company's officers and directors are Joseph Polito and his sons, Ronald and Steven, though the Plan also includes Messrs. Bauer and Panayi. A total of 150,000 shares of Common Stock are reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Administrator.

     Unless otherwise indicated, the Management Plan is to be administered by the Board of Directors or a committee of the Board, if one is appointed for this purpose (the Board or such committee, as the case may be, shall be referred to in the following description as the "Administrator"). Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine the recipients of the awards, the nature of the awards to be granted, the dates such awards will be granted, the terms and conditions of awards and the interpretation of the Management Plan, except that any award granted to any employee of the Company who is also a director of the Company shall also be subject, in the event the persons serving as members of the Administrator of such plan at the time such award is proposed to be granted do not satisfy the requirements regarding the participation of "disinterested persons" set forth in Rule 16b-3 ("Rule 16b-3") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to the approval of an auxiliary committee consisting of not less than two individuals who are considered "disinterested persons" as defined under Rule 16b-3. As of the date hereof, the Company has not yet determined who will serve on such auxiliary committee, if one is required. The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted under a plan shall become exercisable in full upon certain "change of control" events as described in the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares and price per share of stock subject to outstanding rights or options. Generally, the Management Plan may be amended by action of the Board of

     Directors, except that any amendment which would increase the total number of shares subject to such plan, extend the duration of such plan, materially increase the benefits accruing to participants under such plan, or would change the category of persons who can be eligible for awards under such plan must be approved by affirmative vote of a majority of stockholders entitled to vote. The Management Plan permits awards to be made thereunder until November, 2004.

     Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stocks options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights) and restricted stock purchase agreements, as described below.

     Stock Options. Options granted under the Management Plan may be either incentive stock options ("ISOs") or options which do not qualify as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the Common Stock on the date of grant, except that an ISO granted to any person who owns capital stock representing more than 10% of the total combined voting power of all classes of Common Stock of the Company ("10% stockholder") must be granted at an exercise price of at least 110% for the fair market value of the Common Stock on the date of the grant. The exercise price of the non-ISOs may not be less than 85% of the fair market value of the Common Stock on the date of grant. Unless the Administrator determines otherwise, no ISO or non-ISO may be exercisable earlier than one year from he date of grant. ISOs may not be granted to persons who are not employees of the Company. ISOs granted to persons other than 10% stockholders may be exercisable for a period of up to ten (10) years form the date of grant; ISOs granted to 10% stockholders may be exercisable for a period of up to five years from he dated of grant. No individual may be granted ISOs that become exercisable in any calendar year for Common Stock having a fair market value at the time of grant in excess of $100,000. Non-ISOs may be exercisable for a period of up to thirteen (13) years from the date of grant.

     Payment for shares of Common Stock purchases pursuant to exercise of stock options shall be paid in full in (i) cash, by certified check or, at the discretion of the Administrator, (ii) by shares of Common Stock having a fair market value equal to the total exercise price oar (iii) by a combination of (i) and (ii) above. The provision that permits the delivery of already owned shares of stocks as payment for the exercise of an option may permit "pyramiding". In general, pyramiding enables a holder to start with as little as one share of common stock and, by using the shares of common stock acquired in successive, simultaneous exercises of the option, to exercise the entire option, regardless of the number of shares covered thereby, with no additional cash or investment other than the original share of common stock used to exercise the option.

     Upon termination of employment or consulting services, an optionee will be entitled to exercise the vested portion of an option for a period of up to three months after the date of termination, except that if the reason for termination was a discharge for cause, the option shall expire immediately, and if the reason for termination was for death or permanent disability of the optionee, the vested portion of the option shall remain exercisable for a period of twelve (12) months thereafter.

     Incentive Stock Rights. Incentive stock rights consist of incentive stock units equivalent to one share of Common Stock in consideration for services performed for the Company. Each incentive stock unit shall entitle the holder thereof to receive, without payment of cash or property to the Company, one share of Common Stock in consideration for services performed for the Company or any subsidiary by the employee, subject to the lapse of the incentive periods, whereby the Company shall issue such number of shares upon the completion of each specifiservices of the holder with the Company terminate prior to the end of the incentive period relating to the units awarded, the rights shall thereupon be null and void, except that if termination is caused by death or permanent disability, the holder or his/her heirs, as the case may be, shall be entitled to receive a pro rata portion of the shares represented by the units, based upon that portion of the incentive period which shall have elapsed prior to the death or disability.

     Stock Appreciation Rights (SARs). SARs may be granted to recipients of options under the management Plan. SARs may be granted simultaneously with, or subsequent to , the grant of a related option and may be exercised to the extent that the related option is exercisable, except that no general SAR (as hereinafter defined) may be exercised within a period of six months of the date of grant of such SAR and no SAR granted with respect to an ISO may be exercised unless the fair market value of the Common Stock on the date of exercise exceeds the exercise price of the ISO. A holder may be granted general SARs ("granted SARs") or limited SARs ("limited SARs"), or both. General SARs permit the holder thereof to receive an amount (in cash, shares of Common Stock or a combination of both) equal to the number of SARs exercised multiplied by the excess of the fair market value of the Common Stock on the exercise date over the exercise price of the related option. Limited SARs are similar to general SARs, except that, unless the Administrator determines otherwise, they amy be exercised only during a prescribed period following the occurrence of one or more of the following "Change of Control" transaction: (i) the approval of the Board of Directors of consolidation or merger in which the Company is not the surviving corporation, the sale of all of substantially all the assets of the Company, or the liquidation or dissolution of the Company; (ii) the commencement of a tender or exchange offer for the Company's Common ible into Common Stock) without the prior consent of the Board; (iii) the acquisition of beneficial ownership by any person or other entity (other than the Company or any employee benefit plan sponsored by the Company) of securities of the Company representing 25% or more of the voting power of the Company's outstanding securities; or (iv) if during any period of two years or less, individuals who at the beginning of such period constitute the entire Board cease to constitute a majority of the Board, unless the election, or the nomination for election, of each new director is approved by at least a majority of the directors then still in office.

     The exercise of any portion of either the related option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs, thus maintaining a balance between outstanding options and SARs.

     Restricted Stock Purchase Agreements. Restricted stock purchase agreements provide for the sale by the Company of shares of Common Stock at prices to be determined by the Board, which shares shall be subject to restrictions on disposition for a stated period during which the purchaser must continue employment with the Company in order to retain the shares. Payment must be made in cash. If termination of employment occurs for any reason within six months after the date of purchase, or for any reason other than death or by retirement with the consent of the Company of the Company after the six-month period but prior to the time that the restrictions on disposition lapse, the Company shall have the option to reacquire the shares at the original purchase price.

     Restricted shares awarded under the Management Plan will be subject to a period of time designated by the Administrator (the "restricted period") during which the recipient must continue to render services to the Company before the restricted shares will become vested. The Administrator may also impose other restrictions, terms and conditions that must be fulfilled before the restricted shares may vest.

     Upon the grant of restricted shares, stock certificates registered in the name of the recipient will be issued and such shares will constitute issued and outstanding shares of Common Stock for all corporate purposes. The holder will have the right to vote the restricted shares and to receive all regular cash dividends (and such other distributions as the Administrator may designate), if any, which are paid or distributed on the restricted shares, and generally to exercise all other rights as a holder of Common Stock, except that, until the end of the restricted period; (i) the holder will not be entitled to take possession of the stock certificates representing the restricted shares and (ii) the holder will not be entitled to sell, transfer or otherwise dispose of the restricted shares. A breach of any restrictions, terms or conditions established by the Administrator with respect to any restricted shares will cause a forfeiture of such restricted shares.

     Upon expiration of the applicable restriction period and the satisfaction of any other applicable conditions, all or part of the restricted shares and any dividends or other distributions not distributed to the holder (the "retained distributions") thereon will become vested. Any restricted shares and any retained distributions thereon which do not so vest will be forfeited to the Company. If prior to the expiration of the restricted period a holde of a total disability (in each case as defined in the Management Plan), or dies, then, unless otherwise determined by the Administrator at the time of the grant, the restricted period applicable to each award of restricted shares will thereupon be deemed to have expired. Unless the Administrator determines otherwise, if a holder's employment terminates prior to the expiration of the applicable restricted period for any reason other than as set forth above, all restricted shares and any retained distributions thereon will be forfeited.

     Accelerating of the vesting of the restricted shares shall occur, under the provisions of the Management Plan, on the first day following the occurrence of any of the following: (a) the approval by the stockholders of the Company of an "Approved Transaction"; (b) a "Control Purchase"; or (c) a "Board Change."

     An "Approved Transaction" is defined as (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property other than a merger of the Company in which the holders of the Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (B) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (C) the adoption of any plan or proposal for the liquidation of dissolution of the Company.

     A "Control Purchase" is defined as circumstances in which any person (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), corporation or other entity (other than the Company or any employee benefit plan sponsored by the Company) (A) shall purchase any Common Stock of the Company (or securities convertible into the Company's Common Stock) for cash, securities or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors, or (B) shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors (calculated as provided in paragraph (d) of such Rule 13d-3 in the case of rights to acquire the Company's securities).

     A "Board Change" is defined as circumstances in which, during any period of two consecutive years or less, individuals who at the beginning of such period constitute the entire Board shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the company's stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office.

1994 Employee Stock Option Plan

     In December, 1994, the Board of Directors adopted the 1994 Employee Stock Option Plan (the "Employee Plan"), which was adopted by shareholder consent. The Employee Plan provides for the issuance of up to 150,000 shares of the Company's Common Stock in connection with the issuance of stock options key employees. The Board of Directors, subject to shareholder approval, have authorized an increase in the number of shares issuable under the Employee Plan to 1,000,000 shares.

     The Employee Plan is intended to assist the Corporation in attracting and retaining qualified employees for the Corporation. The Board of Directors intend to offer employees, equity ownership in the Corporation through the grant of stock options, in order for the Corporation to attract and retain qualified personnel, without depleting the Corporation's cash reserves. Management believes that, in view of the Corporation's anticipated operations over the next several years, the Corporation may be faced with an increasing demand for additional qualified personnel, the Corporation will require a wide array of compensation alternatives. The Employee Plan is designed to augment the Corporation's existing compensation programs and is intended to enable the Corporation to offer employees a personal interest in the Corporation's growth and success through the granting of stock options.

     The Employee Plan is intended to attract and retain key employees, whose performance is expected to enhance the growth and success and profitability of the Corporation by encouraging and assisting those persons to acquire equity in the Corporation. Under the Employee Plan, options to purchase an aggregate of not more than 150,000 shares of Common Stock may be granted from time to time to key employees, advisors and independent consultants to the Corporation and its subsidiaries. It is anticipated that awards made under the Employee Plan will be subject to vesting periods, although the vesting periods are subject to the discretion of the Board of Directors or Administrator of the plan. If approved, awards under the Employee Plan may be made until January 1, 2004 when the Employee Plan terminates.

     The Board of Directors is charged with administration of the Employee Plan. The Board is generally empowered to interpret the Employee Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employee determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Corporation).

     Options will be exercisable for a term determined by the Board which will not be less than one year. Options may be exercised only while the original grantee has a relationship with the Corporation or a subsidiary of the Corporation which confers eligibility to be granted options or up to ninety (90) days after termination at the sole discretion of the Board. In the event of termination due to retirement, the Optionee, with the consent of the Board, shall have the right to exercise his option at any time during the twelve (12) month period after such retirement. Options may be exercised up to twelve (12) months after death or total and permanent disability. In the event of certain basic changes in the Corporation, including a change in control of the Corporation (as defined in the Employee Plan) in the discretion of the Board, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. Options may be exercised during the holder's lifetime only by the holder, his or her guardian or legal representative.

     Options granted pursuant to the Employee Plan may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422A of the Internal Revenue Code of 1986. Accordingly, the Employee Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Corporation and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the Employee Plan; provided, however, that certain material modifications affecting the Plan must be approved by the shareholders, and any change in the Employee Plan that may adversely affect an optionee's rights under an option previously granted under the Employee Plan requires the consent of the optionee.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information at October 18, 1996, based upon information obtained by the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding shares of Common Stock;
(ii) by each officer and director; (iii) and by all officers and directors as a group.

                                                  Percent of
                                   Number of      Common Stock
Name                               Shares         Owned

Joseph Polito (1)(2)               4,261,156      62.5%
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Steven Polito (2)                  50,000         *
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

Ronald Polito (3)                  50,000         *
c\o U.S. Bridge Corp.
53-09 97th Place
Corona, New York  11368

All officers and directors
as a group (3 persons) (1)-(4)     4,361,156      64.0%

      * Less than 1%.

(footnotes from previous page)

     (1) Includes 150,000 shares of Common Stock issued pursuant to the terms of the Company's Senior Management Incentive Plan. Does not include an aggregate of 251,000 shares gifted by Mr. Polito, of which 181,000 shares were gifted to members of Mr. Polito's family (50,000 shares of each of Ronald and Steven Polito) and 70,000 shares were gifted to employees of the Company, as of January 23, 1995. Mr. Polito disclaims beneficial ownership of all shares transferred to his family members.

     (2) Joseph Polito is the father of Steven and Ronald Polito.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 1, 1991, One Carnegie leased to Waldorf Steel Fabricators, Inc., "Waldorf", an affiliate owned by the Company's majority stockholder, the facilities it purchased in January 1991. Such lease is for five (5) years and provides for monthly rental payments of $50,000. Pursuant to such lease agreement, any funds collected in excess of the total annual rent of $600,000 is to be credited to the next respective subsequent year. The lease also provides for all real estate taxes and operating costs to be paid directly by the lessee. All of the rental income was derived and the entire rent receivable balance of $975,378 and $709,844 as of June 30, 1995 and 1994, respectively, is due from Waldorf. One Carnegie has made a $975,398 and $300,000 provision related to such receivables at June 30, 1995 and 1994, respectively. Pursuant to an assignment agreement entered during 1994, Waldorf has assigned all of its rights, title and interests in certain accounts receivable amounting to $571,172 to One Carnegie as collateral to secure the amounts owed to One Carnegie.

     As a part of the acquisition of NY and One Carnegie, pursuant to the consent of the Board of Directors and the written consent of shareholders holding approximately 68.1% of the outstanding shares, the Company's (i) amended its certificate of incorporation to (a) change the Company's name from Cofis International Corp., to U.S. Bridge Corp., (b) authorized a 1-for-4 reverse stock split, (c) increase the par value on the Company's Stock from $.0001 to $.001 per share, (d) increase the authorized shares of Common Stock from 10,000,000 shares to 50,000,000 shares and (e) authorized the issuance of 10,000,000 shares of preferred stock, which shares are to be issued upon the terms, designations and preferences as determined by the Company's Board of Directors; (ii) authorized the actions necessary to effect and consummate the agreement and plan of reorganization and the issuance of shares of Common Stock to The Company and One Carnegie and (iii) to elect Joseph Polito, Ronald Polito and Steven Polito as directors of the Company. In connection with the Acquisitions, the Company changed its fiscal year from December 31 to June 30.

     On June 13, 1993, NY executed an agreement to pay $400,000 in connection with the purchase from Atlas Gem Erectors Co., Inc. ("Atlas") of six existing contracts to perform steel erection services, which included the following projects; Stillwell Avenue, 39th Street Bridge Rehabilitation, Honeywell Street Bridge, New England Throughway, Lemon Creek and

     Kosciuszko Bridge projects. Atlas is wholly owned by Joseph Polito. Upon the sale of the contracts to NY and its completion of its final project in September 1994, Atlas ceased operations. During June 1994, Atlas agreed to capitalize such debt in exchange for 320,000 shares of the Company's Common Stock. As a result of such conversion, NY's additional paid in capital had been increased by $400,000. The shares received by Atlas were issued to its sole shareholder, Joseph Polito, simultaneously with the conversion.

     On August 27, 1994, the Company purchased a resort hotel located in Liberty, New York named Swan Lake Hotel from the Resolution Trust Corporation ("RTC"), for the total purchase price of $450,000. The RTC as the conservator of the Yorkline Federal Savings Association. Simultaneously with the acquisition of the hotel, the Company, assigned the title of the is conversion of approximately $1,202,694 of debt to equity. Prior to, but in connection with the assignment of the property to Mr. Polito, Mr. Polito retired $900,000 and $302,694 of debt on April 30, 1994 and June 30, 1994, respectively, for an aggregate of 962,155 shares of the Company's Common Stock. The hotel has not been occupied for over four years and has deteriorated significantly due to deterioration through weather infiltration, vandalism and lack of maintenance. The hotel consists of five buildings and 323 rooms. Mr. Polito has no current plans to renovate this hotel at this time and in the event that he decides to renovate this property he will use a general contractor located in the area of the hotel to perform the renovation and will not use the Company to perform any of the renovations.

     NY leases its administrative office space and certain storage space from R.S.J.J. Realty Corp., an affiliate owned by the Company's majority stockholder, Joseph Polito, based on a signed lease agreement expiring on March 31, 1998 with a rental payment of $20,000 per month. Mr. Polito is the majority shareholder of the Company, he owns approximately 69.5% of the outstanding shares of the Company and therefore, may be deemed to control the shares of NY owned by the Company which is 50.1% of the outstanding shares.

     During the years ended June 30, 1995 and 1994 NY purchased from Waldorf Steel Fabrications, Inc. ("Waldorf") approximately $478,000 and $3,085,786, respectively, of fabricated steel. Such amounts paid to Waldorf represented approximately 58% and 82% of the total steel purchased by NY for the years ended June 30, 1995 and 1994, respectively. From July 1995 to September 1995, NY paid Waldorf approximately $180,000 for fabrication services. In addition, Atlas Gem Erectors Co., Inc. paid $193,538 of NY's general and administrative expenses for the years ended June 30, 1994. Amounts payable related to such transactions total $134,549 and are included in accounts payable at June 30, 1994. Such amounts are non-interest bearing. Said affiliates are under the common control of the majority stockholder of the Company.

     In June 1995, the Company issued Marlowe 500,000 shares of Common Stock pursuant to the terms of a consulting agreement, 250,000 of which are being held in escrow by Alan Berkun, counsel for Marlowe & Company ("Marlowe"), a National Association of Securities Dealer's, Inc. member broker dealer, in which Alan Berkun is the president and principal stockholder, pending the Company's securities being quoted on the Nasdaq SmallCap Stock

     Market. The sale of the 500,000 shares were registered pursuant to a Registration Statement on Form S-8 filed by the Company on June 11, 1995. In addition to the shares issued the consulting agreement provided for the payment of a consulting fee of $4,000 per month for six months commencing June 1995, as additional compensation. Pursuant to the terms of the consulting agreement in addition to consulting services, Marlowe must utilize its best efforts to raise a minimum of $750,000 for the Company upon the Company's securities being quoted on the Nasdaq. No funds were raised by Marlowe for the Company. All 500,000 shares were resold pursuant to the S-8 registration statement filed by Alan Berkun on behalf of the Company. On August 1, 1996, the Company amended its June 1995 agreement with Marlowe & Company ("Marlowe"), in which the Company agreed to issue an additional 250,000 shares of Common Stock to Marlowe, which were issued on August 1, 1996 and resold pursuant to Regulation S under the Act. Alan Berkun acted as special counsel for the Company regarding these transactions.

     On August 1, 1995, One Carnegie entered into a lease surrender agreement with Waldorf. Pursuant to such agreement, Waldorf surrendered the premises and waived any and all rights to possession of such premises, whereby as of such time Waldorf ceased operations. Simultaneously, One Carnegie entered into a lease agreement with U.S. Bridge MD. Such lease expires on December 31, 2001 and provides for monthly rental payments of $50,000. The lease also provides for all real estate taxes and operating costs to be paid directly by U.S. Bridge of MD. In connection with the lease, U.S. Bridge MD paid approximately $82,000 on account towards rent to One Carnegie on October 2, 1995.

     On September 1, 1995, in conjunction with the underwriter of NY's public offering exercising its over-allotment option to purchase 91,850 additional shares of NY's common stock, the Company exercised its Special Warrant and purchased 5,665 shares of NY's Common Stock at $2.50 per share.

     On October 11, 1995, NY paid One Carnegie $50,000 on behalf of U.S. Bridge MD for fabrication services performed by U.S. Bridge MD. Such payment was treated as an on account payment by NY to U.S. Bridge MD. From July 1995 to October 1995 NY paid U.S. Bridge MD approximately $183,000 for the labor associated with the fabrication of steel.

     On May 13, 1996, Joseph Polito, the Company's president entered into a memorandum of understanding with an individual, Lubov Ulianova, whereby Mr. Polito borrowed $300,000 from Mr. Ulianova, which loan was secured by 550,000 shares of the Company's Common Stock owned by Mr. Polito, which shares were put into an escrow account, with Alan Berkun as the escrow agent. The funds were then loaned by Mr. Polito to the Company. The loan provided that upon the Company's listing of its Common Stock on the Nasdaq SmallCap Stock market ("Nasdaq"), the Company would call its loan to the Company, which would and was repaid by the issuance by the Company of 400,000 shares of Common Stock to Mr. Ulianova as payment for the loan, which transaction was to be pursuant to Regulation S under the Securities Act of 1933, as amended. In addition, Mr. Polito granted Mr. Ulianova an option to purchase 600,000 shares at a price of $1.50, which option was to expire 6 months from the listing of the Company's securities on Nasdaq and which option may only be exercised if the bid price for the Company's Common Stock is at least $3.00. The Company's Common Stock was approved for listing on Nasdaq on July 25, 1996 at which time the loan was repaid. The option has not been exercised to date.

     The terms of Joseph Polito's employment agreement are described in the Executive Compensation section of this report.

                                    PART IV

ITEM 1EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II, Item 8:

                                                  Page
Independent Auditors Report                       F-1

Consolidated Balance Sheet                        F-2

Consolidated Statements of Operations             F-3

Consolidated Statement of Stockholders' Equity    F-4

Consolidated Statements of cash flows             F-5 - F-6

Consolidated Notes to financial statements        F-7 - F-22

     (b) During the last quarter, the Company filed no reports on Form 8-K.

     (c) The Exhibits not filed herewith have been previously filed with the Securities & Exchange Commission and incorporated by reference herein.


2.1            -         Agreement and Plan of Reorganization dated effective as of April 25, 1994.
3.1            -         Certificate of Incorporation of the Company filed June 15, 1994.
3.2            -         By-Laws of the Company.
3.3            -         Specimen Common Stock Certificate.
4.1            -         Form of Special Warrant.
4.2            -         Form of restricted stock agreement issued to Joseph Polito
10.1           -         Lease Agreement between One Carnegie Court Associates and
                         Waldorf Steel Fabrications, Inc., dated March 27, 1990.
10.2           -         Promissory note from the Company to Trinity Industries, Inc.





10.3           -         Forbearance Agreement between the Company and Trinity Industries, Inc., dated October 14, 1993.
10.4           -         Lease Agreement between R.S.J.J. Realty Corp. and NY, dated June 30, 1993
10.5           -         Employment Agreement of Joseph Polito
10.6           -         The Company's Senior Management Incentive Plan.
10.7           -         The Company's Employee Stock Option Plan.
10.8           -         Agreement between Iron Workers Local Union 40 and NY.
10.9           -         Agreement between Local Union 14, 14B, 15, 15A, 15C, 15D, International Union of Operating Engineers,
                         AFL-CIO and NY.
10.10          -         Agreement between Local 780 and NY.
10.11          -         Agreement to capitalize the $400,000 of debt.
10.12          -         Consulting Agreement with Marlowe and Company.
10.13          -         Lease surrender agreement between One Carnegie and Waldorf dated August 1, 1995.
10.14          -         Lease Agreement between One Carnegie and U.S. Bridge Corp.(Maryland), dated August 1, 1995.
24.1           -         Consent of Scarano & Lipton, P.C.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of October, 1996.


                                 U.S. BRIDGE CORP.



                            By:   /s/ Joseph M. Polito
                                 Joseph M. Polito, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



\s\ Joseph M. Polito          President and Director
Joseph M. Polito              (Principal Executive               10/30/96
                              Officer)                           Date


\s\ Ronald J. Polito          Secretary and Director
Ronald J. Polito                                                 10/30/96
                                      Date


\s\ Steven J. Polito          Treasurer (Chief Financial         10/30/96
Steven J. Polito              Officer and Chief Accounting       Date
                              Officer and Director

                       U.S. BRIDGE CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

                         U.S. BRIDGE CORP. AND SUBSIDIARIES
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEARS ENDED JUNE 30, 1996 AND 1995



                                                                     Page
                                                                    Number

   Independent auditors' report                                       F-1

   Consolidated balance sheet                                         F-2

   Consolidated statements of operations                              F-3

   Consolidated statement of stockholders' equity                     F-4

   Consolidated statements of cash flows                           F-5 - F-6

   Notes to consolidated financial statements                     F-7 - F-22

                          INDEPENDENT AUDITORS REPORT




To the Board of Directors and Stockholders of U.S. Bridge Corp. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of U.S. Bridge Corp. and its Subsidiaries (the "Company") as of June 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1996, and the consolidated results of its operations and cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.



Scarano & Lipton, P.C.
Garden City, New York
September 27, 1996

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996



                                 ASSETS
Current assets:
   Cash                                                                    $399,652
   Contracts and retainage receivable, net                                 3,613,665
   Costs and estimated earnings in excess of billings
    on uncompleted contracts                                               2,433,524
   Other current assets                                                    55,116

      Total current assets                                                 6,501,957

Property and equipment, net                                                3,042,090

Deferred Compensation                                                      33,000
Deferred consulting costs, net                                             239,583

Total assets                                                               $  9,816,630
                                                                           ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, including cash overdrafts of $63,274                  $936,445
   Accrued expenses                                                        397,729
   Payroll taxes payable                                                   382,135
   Mortgage payable                                                        2,735,531
   Notes payable                                                           145,837
   Billings in excess of costs and estimated earnings
    on uncompleted contracts                                               16,567
   Due to officer                                                          358,779

      Total current liabilities                                            4,973,023

Minority interest                                                          2,409,028

Commitments and contingencies (Note 13)                                    -

Stockholders' equity:
   Preferred stock, authorized 10,000,000, issued and outstanding
   -0- shares                                                              -

   Common stock, $.001 par value, authorized 50,000,000 shares,
    issued and outstanding 6,162,530                                       5,766
   Additional paid-in capital                                              2,641,002
   Accumulated deficit                                                     (212,189)

      Total stockholders' equity                                           2,434,579

Total liabilities and stockholders' equity                                 $9,816,630






















         See accompanying notes to consolidated financial statements.


                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED JUNE 30,



                                                       1996           1995
                                                       -------------------
Revenue:
   Contract revenue                                    $7,401,433     $6,671,649
   Rental income                                       50,000         600,000
                                                       ------         -------

      Total revenue                                    7,451,433      7,271,649
                                                       ---------      ---------

Costs and expenses:
   Cost of contract revenues                           4,668,473      3,780,169
   General and administrative expenses                 3,003,890      2,612,246
   Bad debt expense                                    1,019,127      675,699
                                                       ---------      -------

      Total costs and expenses                         8,691,490      7,068,114
                                                       ---------

(Loss) income from operations before other income (expense), minority interest and (benefit) provision for
 income taxes                                          (1,240,057)    203,535

Other income (expenses):

   Interest expense                                    (341,610)      (455,402)
   Unusual item (Note 10c)                             (441,863)      (198,137)
   Gain on sale of subsidiary's stock (Note 11)        832,571        -
   Interest income                                     27,766         -
                                                       ------         -

      Total other income (expenses)                    76,864         (653,539)
                                                       ------         --------

Loss before minority interest and (benefit)
 provision for income taxes                            (1,163,193)    (450,004)

Minority interest in net loss                          342,802        30,817
                                                       -------        ------

Loss before (benefit) provision for income taxes       (820,391)      (419,187)

(Benefit) provision for income taxes                   (860,960)      274,571
                                                       --------       -------

Net income (loss)                                      $  40,569      $ (693,758)
                                                       =========      ==========

Net income (loss) per common equivalent share:

   (Loss) income from operations before other income (expense), minority interest and (benefit) provision for
     income taxes                                      $(.20)         $ .04

   Loss before minority interest (benefit) provision
     for income taxes                                  $(.19)         $ (.08)
                                                       =====          ======

   (Benefit) Provision for income taxes                $(.14)         $ .05
                                                       =====          =====

   Net income (loss)                                   $ NIL          $(.13)
                                                       =====          =====

Weighted average number of common shares outstanding   6,137,530       5,523,363
                                                       =========      ==========





















         See accompanying notes to consolidated financial statements.

                            U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED JUNE 30, 1996 AND 1995



                                      Common
                                       stock
                                                                 Additional     Retained       Total
                                                                 paid-in        (deficit)      Stockholders'
                                   Shares         Amount         capital        earnings       equity

Balances at June 30, 1994          5,482,530      $5,086         $2,049,682     $441,000       $2,495,768

Issuance of common stock in consideration
 for loans made to the Company     20,000         20             34,980         -              35,000

Issuance of common stock in consideration
 for the payment of
 Subsidiary's debt                 10,000         10             7,490          -              7,500

Issuance of common stock in consideration
 for services                      500,000        500            499,500        -              500,000

Net loss for the year ended
June 30, 1995                      -              -              -              (693,758)      (693,758)
                                   ---            ---            ---            --------        -------

Balances at June 30, 1995          6,012,530      5,616          2,591,652      (252,758)      2,344,510

Issuance of common stock in consideration
 for services pursuant to senior management
 incentive plan                    150,000        150            49,350         -              49,500

Net income for the year ended
 June 30, 1996                     -              -              -              40,569         40,569
                                   ---            ---            ---            ------         ------

Balances at June 30, 1996          6,162,530      $5,766         $2,641,002     $(212,189)     $2,434,579
                                   =========      ======         ==========     =========      ==========






































               See accompanying notes to consolidated financial statements.

                            U.S. BRIDGE CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED JUNE 30,


                                                            1996                1995
                                                            -------             ----
Operating activities:
   Net income (loss)                                        $40,569             $(693,758)
   Adjustments to reconcile net (loss) income to net
    cash (used for) provided by operating activities:
      Depreciation and amortization                         882,549             483,166
      Minority interest in net loss                         (342,802)           (30,817)
      Bad debt expense                                      1,019,127           675,699
      Gain on sale of subsidiary's stock                    (832,571)           -
   Changes in assets and liabilities:
      Contracts and retainage receivable                    (1,711,424)         (550,379)
      Rent receivable                                       -                   (409,844)
      Costs and estimated earnings in excess of
       billings on uncompleted contracts                    (607,395)           (1,026,504)
      Other current assets                                  (18,750)            (15,696)
      Accounts payable                                      489,597             52,561
      Accrued expenses                                      (189,545)           73,901
      Payroll taxes payable                                 62,570              191,361
      Billings in excess of costs and estimated
       earnings on uncompleted contracts                    16,567              (17,518)
      Income taxes payable                                  (864,263)           273,213
                                                            --------            -------
        Net cash used for operating activities              (2,055,771)         (994,615)
                                                            ----------           -------

Investing activities:
   Purchase of equipment                                    -                   (11,275)
   Other assets                                             -                   4,981
                                                            -                   -----
        Net cash (used for) provided by investing
        activities                                          -                   (6,294)
                                                            -                   ------

Financing activities:
   Principal Payments on mortgage payments                  (164,992)           (163,090)
   Proceeds from (repayments to) officer                    358,779             (46,390)
   Decrease (increase) in deferred offering costs           103,554             (103,554)
   Proceeds from notes payable                              -                   1,472,000
   Repayment of notes payable                               (1,071,649)         (254,514)
   Repayment of loans to affiliates                         (80,767)            (65,947)
   Proceeds from issuance of Subsidiary's
    common stock and warrants                               3,104,252           190,000
                                                            ---------
        Net cash provided by financing activities           2,249,177           1,028,505
                                                            ---------           ---------

Net increase in cash                                        193,406             27,596
Cash, beginning                                             206,246             178,650
                                                            -------             -------
Cash, ending                                                $399,652            $206,246
                                                            ========            ========


























               See accompanying notes to consolidated financial statements.

                            U.S. BRIDGE CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED JUNE 30,



                                                            1996                1995
                                                            ----                ----
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
   Interest                                                 $    236,610        $     327,863
                                                            ============        =============

Supplemental disclosure of non-cash financing activities:
   Capitalization of stockholder and affiliate loans in
    exchange for common stock                               $       -           $       7,500
                                                            ============        =============

     In connection with the issuance of common stock,  20,000 shares were issued as consideration for loans
     made to the Company                                    $   -               $      35,000

     In connection with the issuance of common stock, 500,000 shares
     were issued as consideration for services              $       -           $     500,000
                                                            ============        =============

     In connection with the issuance of the Subsidiary's  common stock,  160,000 shares of Subsidiary's common stock were issued as
     consideration for loans made to Subsidiary             $       -           $     640,000
                                                            ============        =============

     In connection with issuance of common stock, 150,000 shares were
     issued as deferred compensation                        $     49,500        $        -
                                                            ============        ==========

                                           F-6

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 1   -  ORGANIZATION

     US Bridge Corp. "the Company" was incorporated in the State of Delaware on September 11, 1988 under the name of Colonial Capital Corp. The Company subsequently changed its name to Cofis International Corp. ("Cofis") during May 1991. Effective April 1994, in connection with the reverse acquisition of its subsidiaries, (See Note 12a) Cofis changed its name to US Bridge Corp.

     US Bridge of N.Y. Inc. ("US Bridge NY") is a New York Corporation and as of June 30, 1996 is a 50.1% owned subsidiary of the Company which provides steel erection to contractors pursuant to governmental construction projects. The Company's ownership in US Bridge NY was diluted to a 50.1% as a result of US Bridge NY's initial public offering ("IPO") completed on August 14, 1995. Prior to the IPO the Company owned 85.6% of US Bridge NY. US Bridge NY was incorporated on September 4, 1990.

     One Carnegie Court Associates, Ltd. "One Carnegie", was incorporated in the State of Maryland and is a wholly owned subsidiary of the Company. One Carnegie was incorporated on December 14, 1990 for the purposes of acquiring on January 14, 1991, building, machinery and equipment. One Carnegie rents said facilities to US Bridge of Maryland Corp. ("US Bridge MD"). US Bridge MD is a wholly owned subsidiary of the Company.

     US Bridge MD was incorporated in the State of Delaware for the purpose of providing laborers to perform fabrication work for US Bridge of NY and other unrelated customers.

     Effective April 1994, the Company has adopted a new fiscal year that ends on June 30, which is the same year end date as its subsidiaries. In connection therewith, the Company has reported its operations for the twelve months ended June 30, in order to correspond with its operating subsidiaries.

NOTE 2   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a) Consolidated statements

     The consolidated financial statements at June 30, 1996 and 1995 include the accounts of the Company and its majority owned subsidiaries, US Bridge NY, One Carnegie and US Bridge MD, after elimination of all significant intercompany transactions and accounts.

         b) Contracts and retainage receivables

     Contracts  and  retainage   receivables   represent   amounts   billed  but
uncollected on completed construction contracts and construction contracts in progress.

     The Company utilizes the allowance method of recognizing uncollectible receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible receivable. As of June 30, 1996, an allowance has been established for receivable which are deemed uncollectible.

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 2   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         c) Property and equipment

     Property and equipment are recorded at cost. Depreciation is provided using the straight- line method over the estimated useful lives of the related assets which range from 10 to 40 years.

         d) Deferred offering costs

     Deferred offering costs consisted of professional fees related to the initial public offering of US Bridge NY. Deferred offering costs have been charged to additional paid-in capital upon the completion of the offering.

         e) Deferred financing costs

     Deferred financing costs consisted of shares issued to investors pursuant to US Bridge NY's private offering memorandum and have been amortized on a monthly basis until the earlier of March 1996, the due date of the related promissory notes, or the initial public offering of US Bridge of NY.

         f) Deferred consulting costs

     Deferred consulting costs consist of consulting fees in the form of common stock issued to a broker dealer. A portion of the deferred consulting costs amounting to $250,000 are being amortized on a monthly basis until June 1997, the expiration date of the related consulting agreement. The remaining $250,000 portion will be amortized commencing August 10, 1996, which represents the commencement date with which the Company was quoted on the NASDAQ Small Cap Stock Market System. ("NASDAQ")

         g) Contract acquisition costs

     Contract acquisition costs consisted of costs of acquiring existing contracts from an affiliate of the Company and were amortized on a straight line basis over the lives of the respective long term contracts which ranged from one to three years.

         h) Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's taxable income for Federal, State and City income tax reporting purposes.

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 2   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         i) Revenue recognition

     US Bridge of NY recognizes revenue and costs from fixed-price and modified-price contracts for all current contracts under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revision in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts become known.

     The asset, "costs and estimated earnings in excess of billings on uncompleted contracts", represents costs and estimated earnings in excess of amounts billed on respective uncompleted contracts at the end of each period.

     "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings which exceed costs and estimated earnings on respective uncompleted contracts at the end of each period.

         j) Net income (loss) per share

     Net income (loss) per share for the years ended June 30, 1996 and 1995 are based upon the weighted average number of common shares outstanding during the respective years.

        k)  Use of estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         l) Statements of cash flows

     For purposes of statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 2   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

        m)  Impact of recently issued accounting standards

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long- lived assets that are expected to be disposed of. The Company adopted Statement 121 during the year ended June 30, 1996.

         n) Accounting for stock-based compensation

     The Company has elected earlier adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires the recognition of compensation expense for stock-based awards based upon the fair value of the award at the grant date.

         o) Fair value disclosure as of June 30, 1996

     The carrying value of cash, accounts receivable, accounts payable and accrued expenses and short-term debt are a reasonable estimate of their fair value. The carrying value of the long-term debt including the current portion approximate fair value based upon the interest factors for the debt being based upon the prime rate which reflects market value.

         p) Reclassifications

     Certain reclassifications have been made to the June 30, 1995 consolidated financial statements in order to conform to the June 30, 1996 presentation.

NOTE 3   -  CONTRACT AND RETAINAGE RECEIVABLE

     At June 30, 1996, contract and retainage receivable consist of the following:


            Contracts in progress                                   $1,038,344
            Completed contracts                                     2,718,681
            Retainage                                                 683,366
                                                                    ---------
                                                                    4,440,391

            Less:  allowance for doubtful accounts                  1,000,000

                                                                    $3,440,391

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 4   -  CONTRACTS IN PROGRESS

     At June 30, 1996, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

            Costs incurred on uncompleted contracts              $  7,079,625
            Profits earned to date                                  3,914,660
                                                                    ---------
                                                                    10,994,285

            Less: billings to date                                  8,577,328

                                                                    $2,416,957

     Included in the accompanying balance sheet under the following captions at June 30, 1996:

            Costs and estimated earnings in excess of
             billings on uncompleted contracts                      $2,433,524
            Billings in excess of costs and estimated
             earnings on uncompleted contracts                        (16,567)

                                                                    $2,416,957

NOTE 5   -  BACKLOG

     The following schedule summarizes changes in backlog on contracts during the year ended June 30, 1996. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.



            Backlog balance at July 1, 1995                         $2,464,372
            New contracts during the year ended
             June 30, 1996                                          22,570,424
                                                                    ----------

                                                                    25,034,796
            Less: contract revenue earned during the year
             ended June 30, 1996                                    7,091,396

            Backlog balance at June 30, 1996                        $17,943,400
                                                                    ===========

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 6   -  PROPERTY AND EQUIPMENT

     Property and equipment, net consisted of the following at June 30, 1996:

                  Land                                              $ 550,000
                  Building                                          2,200,000
                  Equipment                                         1,261,924
                                                                    ---------
                                                                    4,011,924
                  Less: accumulated depreciation                     (969,834)

                                                                    $3,042,090

     All property and equipment are pledged pursuant to a mortgage payable. (See
Note 8).

NOTE 7   -  ACCRUED EXPENSES

            Accrued expenses consist of the following at June 30, 1996:

                  Wages and related union benefits                  $  22,462
                  Professional fees                                    20,000
                  Insurance expense                                   118,934
                  Rent                                                 22,500
                  Interest and penalties                              170,102
                  Other                                                43,731
                                                                    ---------

                                                                    $ 397,729

NOTE 8   -  MORTGAGE PAYABLE

     On October 12, 1995, in connection with the original acquisition of the property and equipment, One Carnegie signed with the lender a letter agreement revising the modification agreement discussed below. Pursuant to such letter agreement, One Carnegie was in default as of June 30, 1996. The mortgage has been classified as current at June 30, 1996, since One Carnegie has not paid the required monthly installments timely as stipulated in the letter agreement thereby allowing the lender to call the loan at anytime.

     On December 13, 1994, One Carnegie signed a modification to the first forbearance agreement with the lender. Pursuant to such modification agreement, the lender agreed not to accelerate and demand full payment of the note and allowed One Carnegie to reduce the monthly payments to $40,000 pursuant to a new two (2) year amortization schedule provided by the lender. Such modification agreement required One Carnegie to make timely payments after December 31, 1994, which One Carnegie did not make timely.

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 8   -  MORTGAGE PAYABLE (Cont'd)

     The above terms had been previously modified as follows. On February 1, 1991, One Carnegie originally entered into a $3,000,000 installment loan with interest at 11% per annum through November 1994, with interest increasing to 13% per annum in December 1994; monthly payments including interest of $50,000 through November 1993, increasing to $60,000 in December 1993 and increasing to $177,430 on December 14, 1994 until January 15, 1996, the due date of the loan. The mortgage is collateralized by all property and equipment of One Carnegie and is personally guaranteed by the majority stockholder of the Company and an entity owned by such stockholder.

     On October 21, 1993, One Carnegie signed the first Forbearance Agreement staying foreclosure and restructuring the terms under the above original mortgage agreement. The respective terms under said agreement required One Carnegie to make monthly payments of $50,000 to October 14, 1994, a $60,000 payment on November 14, 1994, and monthly payments of $177,430 thereafter until maturity on January 15, 1996. Interest is payable at 11% per annum. Upon the earlier to occur of October 14, 1994 or a public or private issuance by One Carnegie of either equity or debt with a term of three (3) years or more (including sale/leaseback or other off balance sheet financing), or any combination thereof, One Carnegie was required to pay to the mortgagor the amount sufficient to pay in full all interest then accrued and unpaid on the indebtedness and to reduce the outstanding principal amount of the indebtedness to $2,331,965 which is the amount that would have been outstanding on such date had One Carnegie timely made all of the payments based on the original mortgage agreement. Pursuant to such forbearance agreement, the Mortgagor may terminate immediately, irrevocably and without notice such forbearance agreement if One Carnegie defaults on such terms.

     One Carnegie did not make the required payment on October 14, 1994 to reduce the outstanding principal amount of the indebtness to $2,331,965 pursuant to such forbearance agreement. The lender did not but could have accelerated and demanded the total balance due under the note and could terminate the forbearance agreement immediately, irrevocably and without notice.

NOTE 9   -  INCOME TAXES

     Effective July 1, 1992, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company's only such significant item relates primarily to net operating loss carryfowards (NOL's).

     U.S.  BRIDGE  CORP.  AND  SUBSIDIARIES  NOTES  TO  CONSOLIDATED   FINANCIAL
STATEMENTS FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 9   -  INCOME TAXES (Cont'd)

     The Company has elected not file a consolidated income tax return with its subsidiaries. As such, at June 30, 1996 the Company has federal net operating loss carryforwards of approximately $215,000 which expires during 2008.

     The reconciliation of income tax computed at the federal statutory tax rate to income tax expense is as follows:

            Federal statutory income tax benefit rate 34% Increases (reductions) resulting from:
               State and local income taxes net of federal benefit         (6%)

            Effective income tax benefit rate                              28%

     The tax effects of significant item comprising the Company and its subsidiary's net deferred tax assets as of June 30 1996 is as follows:

            Net operating loss carryforwards                         $1,700,000
            Less valuation allowance                                 (1,700,000)

            Long-term portion of deferred tax assets                 $     -0-
                                                                     =========

     At June 30, 1996, a 100% valuation allowance, in the approximate amount of $1,700,000 has been provided for the Company and its subsidiaries to reduce the net deferred tax assets for the amount by which the deferred tax asset related to the NOLs exceeded the net deferred tax liability resulting from all other temporary differences. The Company and its subsidiaries have provided the allowance since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized.

NOTE 10  -  NOTES PAYABLE

        a)  Line of credit $250,000

     During August 1994, the Company secured a $250,000 credit line with a bank at an interest rate of one and one half percent (11/2%) above the prime rate. Interest is payable on the first day of each month which commenced October 1, 1994. Said credit line is payable on demand. At June 30, 1996 the balance was $145,837.

         b) Bridge Loan

     On January 10, 1995, pursuant to a private transaction, US Bridge NY sold to one (1) individual 10 units comprising one (1) promissory note totaling
$252,000 and 3,000,000 warrants purchased for $30,000 which provided for the right to acquire 3,000,000 common shares of US Bridge NY. Each unit was comprised of a $25,200 12% promissory note and 300,000 warrants for $3,000 for a total price of $28,200 per unit. The warrants were identical and exercisable under the same term as the IPO warrants of US Bridge NY. The promissory note which beared interest at twelve percent (12%) was repaid on August 14, 1995 upon completion of US Bridge NY's Initial Public Offering

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995



NOTE 10  -  NOTES PAYABLE (Cont'd)

         c) Promissory Notes

     On January 16, 1995 an Underwriter commenced and privately offered on a best-efforts basis, sixteen (16) units of US Bridge NY securities at a price of $55,000 per unit. Each unit consisted of a promissory note in the principal amount of $45,000 bearing interest at 12% per annum, and 10,000 shares of common stock at $1.00 per share. The 160,000 shares sold in this offering were assigned a value of 100% of the initial public offering price of $5.00 per share. In relation to the common stock sold in the offering, US Bridge NY recorded deferred financing costs of $640,000 (160,000 shares at $5.00 per share less original cost of $1.00 per share). Deferred financing costs were amortized on a monthly basis until the earlier of March 1996, the due date of the related promissory notes or the initial public offering of US Bridge NY. As a result, for the years ended June 30, 1996 and 1995 US Bridge NY recorded amortization expense of $441,863 and $198,137, respectively. The holders of such shares included their shares in US Bridge NY's initial public offering. The offering was completed on March 9, 1995 resulting in all sixteen (16) units being sold netting proceeds to US Bridge NY of approximately $696,851.

     The placement agent received a commission of 10% and a non-accountable expense allowance of 3% of the gross proceeds of the offering.

         d) Line of credit $200,000

     On January 17, 1995, US Bridge NY borrowed $200,000 pursuant to a promissory note with a financial institution at a rate of 81/2% per annum. Interest was payable on the last day of each month beginning January 31, 1995. Such note was fully collaterized by a $200,000 certificate of deposit and it was due on June 21, 1996. Accordingly, as of June 30, 1996 the loan was repaid.

NOTE 11  -  MINORITY INTEREST

     In connection  with US Bridge NY's private  placement on March 9, 1995 (see
Note 10c) and its IPO (see Note 12c(i)), the Company's interest in US Bridge NY was reduced to 49.95% before its exercise of the special warrant. On September 9, 1995 the Company purchased at $2.50 per share, 5,665 shares of common stock of US Bridge NY by exercising its right pursuant to the terms of a special warrant issued only to the Company. As a result, the Company increased its ownership in US Bridge NY to 50.01% from 49.95%. As of June 30, 1996, the minority interest balance amounting to $2,409,028 is a result of all of the above transactions and the proportionate share of income and losses attributable to the minority stockholders.

     Lastly, in connection with US Bridge NY's IPO, the Company generated net proceeds of $3,104,880 and recorded a gain of $832,571 as a result of reducing its ownership percentage to 50.01% of US Bridge NY.

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 12  -  STOCKHOLDERS' EQUITY

         a)   Recapitalization

     On April 24, 1994, after giving effect to a 1-for-4 reverse stock split, the Company issued 2,820,000 and 720,000 shares, respectively, of its common stock to the stockholders of US Bridge NY and One Carnegie in exchange for all of their issued and outstanding shares. The acquisition by the Company has been treated as a recapitalization for accounting purposes. Accordingly, after such transaction and before US Bridge NY's private offering and initial public offering, US Bridge NY was a wholly owned subsidiary of the Company. As of June 30, 1996 US Bridge NY is a 50.01% owned subsidiary and One Carnegie is a wholly owned subsidiary of the Company.

         b) Issuance of shares

     (i) On August 15, 1995, the Company issued 150,000 shares of common stock to its President pursuant to the terms of the Company's Senior Management Incentive Plan. Such shares were issued as compensation for the President's efforts with the Company and US Bridge NY in the consummation of US Bridge NY's initial public offering on August 14, 1995. Of the total 150,000 shares issued to the President, 50,000 shares are immediately vested without restrictions and the remaining 100,000 shares vest pursuant to the restricted periods, whereby 50,000 shares vest on each August 15, 1996 and 1997.

     (ii) On June 16, 1995 pursuant to Form S-8 Registration Statement filed with Securities and Exchange Commission the Company registered and issued 500,000 shares to a broker dealer as consideration for a two year consulting agreement. Pursuant to the consulting agreement, the consultant will serve as a financial consultant and advisor to the Company on a non-exclusive basis for a period of twenty-four (24) months commencing on June 1, 1995. Of the total 500,000 shares issued to the consultant, 250,000 of such shares were to be held in escrow and released to the consultant upon the approval of the Company's common stock on NASDAQ. The Company had also agreed that upon NASDAQ approval, an additional 100,000 shares of restricted stock were to be issued to the consultant. Pursuant to a consent of the Board of Directors, the company amended such consulting agreement whereby such shares in escrow were released to such consultant during February 1996 even though the Company was not listed on NASDAQ until July 25, 1996. Lastly, the Board of Directors further amended the consulting agreement to increase the additional number of shares from 100,000 to 250,000. Accordingly during August 1996, the Company issued 250,000 restricted shares to such consultant.

     U.S.  BRIDGE  CORP.  AND  SUBSIDIARIES  NOTES  TO  CONSOLIDATED   FINANCIAL
STATEMENTS FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 12  -  STOCKHOLDERS' EQUITY (Cont'd)

        c)  Equity transaction of US Bridge NY

            (i)  Initial public offering

     On August 14, 1995 US Bridge NY successfully completed its public offering. As a result, US Bridge NY sold 791,850 shares which included 91,850 shares in connection with the exercise of the underwriter's over-allotment options and 494,500 warrants which included 64,500 warrants pursuant to the underwriter's over-allotment option. US Bridge NY yielded a total net proceeds of $2,077,903 after deducting underwriter selling expenses and expense allowance, repayment of bridge loans and promissory notes and related accrued interest to the bridge lenders and private investors, and the pre-payment of the first two year's financial consulting agreement with the underwriter. Simultaneously with the offering, US Bridge NY charged all deferred offering costs incurred to additional paid-in capital which totalled $903,820.

     In connection with the initial public offering of US Bridge NY, the Company's ownership percentage in US Bridge NY was reduced to 49.95% before the exercise of the special warrant as discussed below. Accordingly, at June 30, 1996 the Company's minority interest amounting to $2,377,577 represents the effect of US Bridge NY's private offering and the initial public offering and the cumulative effect of US Bridge NY's operations since the private offering and initial public offering.

            (ii) Special Warrant

     On September 9, 1995, the Company purchased at $2.50 per share 5,665 common shares of US Bridge NY by exercising its right pursuant to the terms of a special warrant issued only to such stockholder. As a result, the Company increased its ownership of US Bridge NY to 50.01% from 49.95%.

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 13  -  COMMITMENT AND CONTINGENCIES

        a)  Leases

     US Bridge NY leases its administrative offices pursuant to a signed lease agreement with an affiliate owned by the Company's majority stockholder which requires monthly payments of $20,000. Such lease expires on March 31, 1998. Under such lease agreement, US Bridge NY is required to make future minimum lease payments as follows:

                     Year Ending
                      June 30,
                        1997                  $  240,000
                        1998                     180,000
                                              ----------

                            Total             $  420,000
                                              ==========

     Included in selling, general and administrative expenses is rent expense which amounted to $240,000 for the years ended June 30, 1996 and 1995. US Bridge NY also leases a yard for storage material pursuant to a oral agreement which requires monthly payments of $3,500. As a result, total rent expense for the years ended June 30, 1996 and 1995 amounted to $282,000.

b) Significant customers and vendors

     1.For the year ended June 30, 1996 and 1995, US Bridge NY had three (3) and two (2) unrelated customers respectively, which accounted for approximately sixty two (62%) and fifty-eight (58%) respectively, of total revenues. At June 30, 1996 and 1995 amounts due from such customers represented 46% and 70%, respectively, of total accounts receivable.

     2. For the years ended June 30, 1996 and 1995 US Bridge NY purchased from Waldorf Steel Fabrications, Inc. ("Waldorf") approximately $180,333 and $478,000 respectively, of the materials and labor necessary to perform steel erection services. Effective August 1, 1995, Waldorf ceased operations. Said vendor is under the common control of the President of the Company. Lastly, for the years ended June 30, 1996 and 1995, US Bridge NY paid $622,050 and $271,495 respectively, to US Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of Bridge Corp.

        c)  Seasonality

     US Bridge NY operates in an industry which may be seasonal, generally due to inclement weather occurring during the winter months. Accordingly, US Bridge NY, may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities or the stage of completion of major projects.

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 13  -  COMMITMENT AND CONTINGENCIES (Cont'd)

        d)  Bonding requirements

     US Bridge NY is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, US Bridge NY has been able to sufficiently obtain bonds for all its projects, but there can be no assurance that it will be able to continue to do so. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects.

        e)  Payroll taxes

     During September 1994, US Bridge NY entered into an installment agreement with a tax authority in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement required US Bridge NY to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, US Bridge NY must also pay timely all current payroll taxes. As of June 30, 1996 US Bridge NY has not made all the required monthly payments and has not paid timely all current payroll taxes. Additionally, US Bridge MD also became delinquent with regards to its payroll taxes which amounted to approximately $93,423 as of June 30, 1996. The total payroll tax liability as of June 30, 1996, excluding the related penalty and interest amounted to $382,135.

         f) Employment agreement

     On April 4, 1995, US Bridge NY entered into an employment agreement with its President and Director for a term of approximately three (3) years expiring on June 30, 1998. The employment agreement provides for an annual salary of $300,000 with a 10% annual escalation. Pursuant to the agreement, the President and Director is also entitled to receive a $50,000 per year non-accountable expense allowance payable in equal weekly installments. The President and Director is also entitled to receive an annual bonus of $50,000 if the Company nets $1,000,000 before taxes in any year and an additional $25,000 for each $500,000 of additional pre-tax profits. Advances against such bonus are equal to $10,000 payable monthly until the end of the employment agreement. At such time any excess advances will be re-paid to US Bridge NY. No advances have been made as of June 30, 1996 under this agreement.

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 13  -  COMMITMENT AND CONTINGENCIES (Cont'd)

         f) Employment agreement (Cont'd)

     In addition, the President and Director were be granted options to purchase 25,000 shares of US Bridge NY's common stock, all of which options shall be vested as of the dates outlined as follows. The options shall be exercisable commencing April 4, 1996 and continuing until April 4, 2004; providing, however, options to purchase 7,500 shares shall become vested and exercisable on April 4, 1996 and April 4, 1997, respectively, 10,000 vesting on April 4, 1998. The option shall contain such other terms and conditions as set forth in the stock option agreement. The exercise price of the options shall be equal to the 110% of the stock price in the initial public offering. The foregoing options are intended to qualify as incentive stock options. Lastly, US Bridge NY, pursuant to such agreement will pay premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by such President and Director. Any cash surrender value is US Bridge NY's property until the employment agreements ends. The estimated premium on such policy is $80,000 per year.

NOTE 14  -  RELATED PARTY TRANSACTIONS

        a)  Due to officer

     On May 13, 1996, an unrelated party loaned the Company's President $300,000 pursuant to a memorandum of understanding. The loan bears interest at 1% above prime, and its due 90 days from receipt of funds. Simultaneously therewith, the Company's President loaned the Company the $300,000. As collateral for the loan, 550,000 shares of the Company's common stock owned by the President were put in an escrow account. Upon the Company being listed on NASDAQ, the Company will liquidate such loan by releasing 400,000 shares from the escrow account to such unrelated party pursuant to Regulation "S" under the Securities Act of 1933, as amended. Accordingly, during September 1996, the Company released 400,000 to such unrelated party for satisfaction of the loan.

     Additionally, the Company's President issued to such unrelated party an option to purchase 600,000 share at $1.50 per share from the day the funds are received until 6 months after the Company attains NASDAQ listing. The option may be exercised at any time within the exercise period subject to a minimum bid prize of $3 per share. Lastly, the Company's President may borrow an additional $100,000 under the same terms as discussed above for a period of 30 days.

     As of June 30, 1996, of the total due to officer amounting to $358,779, $275,500 represents the remaining amount owed for the original $300,000 loan and the remaining balance amounting to $83,279 represents advances made by the President to the Company's subsidiaries which bear no interest and are due on demand.

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


NOTE 14  -  RELATED PARTY TRANSACTIONS (Cont'd)

        b)  Rental income

     On July 1, 1991, One Carnegie leased to Waldorf Steel Fabricators Inc., "Waldorf", an affiliate owned by the Company's majority stockholder, the facilities it purchased in January 1991. Such lease is for five (5) years and provides for monthly rental payments of $50,000. Pursuant to such lease agreement, any funds collected in excess of the total annual rent of $600,000 is to be credited to the next respective subsequent year. The lease also provides for all real estate taxes and operating costs to be paid directly by lessee. All of the rental income was derived and the entire rent receivable balance of $975,699 as of June 30, 1996 and 1995, respectively, is due from Waldorf. The Company has provided a $943,398 provision related to such receivables at June 30, 1995, which represents 100% of the rent receivable. Pursuant to an assignment agreement entered during 1994, Waldorf has assigned all of its rights, title and interests in certain accounts receivable amounting to $571,172 to One Carnegie as collateral to secure the amounts owed to One Carnegie.

        c)  Acquisition of contracts

     On June 15, 1993, US Bridge NY signed an agreement to pay $400,000 in connection with its purchase of certain of Atlas Gem Erectors, Co. Inc.'s ("Atlas Gem") existing contracts to perform steel erection services. The purchase price was determined based on 4% of the approximate total value of the contracts purchased. Atlas Gem is an affiliate owned by the Company's President. Such amount due was payable simultaneously with the Company's collection of revenue. The payment amount was computed by multiplying the purchase price by the percentage generated as a result of dividing related project revenue collected to date (progress payments) by the total project revenue. The Company has recorded $100,000 of amortization expense for the year ended June 30, 1995. Accordingly, as of June 30, 1995 such contract acquisition costs were fully amortized.

        d)  Purchase of material and labor

     For the years ended June 30, 1996 and 1995 US Bridge NY purchased from Waldorf Steel Fabrications, Inc. ("Waldorf") approximately $180,333 and $478,000 respectively, of the materials and labor necessary to perform steel erection services. Effective August 1, 1995, Waldorf ceased operations. Said vendor is under the common control of the President of the Company. Lastly, for the years ended June 30, 1996 and 1995, US Bridge NY paid $622,050 and $271,495 respectively, to US Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of Bridge Corp.

        e)  Office leases

     US Bridge NY leases its administrative offices pursuant to a signed lease agreement with an affiliate owned by the Company's majority stockholder which requires monthly payments of $20,000. Such lease expires on March 31, 1998.

                      U.S. BRIDGE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

NOTE 14  -  RELATED PARTY TRANSACTIONS (Cont'd)

        f)  Employment agreement

     On April 4, 1995 US Bridge NY entered into an employment agreement with its President and Director for a term of approximately three (3) years expiring on June 30, 1998. The employment agreement provides for an annual salary of $300,000 with a 10% annual escalation. Pursuant to the agreement, the President and Director is also entitled to receive a $50,000 per year non-accountable expense allowance payable in equal weekly installments. The President and Director is also entitled to receive an annual bonus of $50,000 if the Company nets $1,000,000 before taxes in any year and an additional $25,000 for each $500,000 of additional pre-tax profits. Advances against such bonus are equal to $10,000 payable monthly until the end of the employment agreement, at such time any excess advances will be re-paid to US Bridge NY. No advances have been made as June 30, 1996 under this agreement.

     In addition, the President and Director were be granted options to purchase 25,000 shares of US Bridge NY's common stock, all of which options shall be vested as of the dates outlined as follows. The options shall be exercisable commencing April 4, 1996 and continuing until April 4, 2004; providing, however, options to purchase 7,500 shares shall become vested and exercisable on April 4, 1996 and April 4, 1997, respectively, 10,000 vesting on April 4, 1998. The option shall contain such other terms and conditions as set forth in the stock option agreement. The exercise price of the options shall be equal to the 110% of the stock price in the initial public offering. The foregoing options are intended to qualify as incentive stock options. Lastly, US Bridge NY, pursuant to such agreement will pay premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by such President and Director. Any cash surrender value is US Bridge NY's property until the employment agreements ends. The estimated premium on such policy is $80,000 per year.

NOTE 15  -  SUBSEQUENT EVENTS

            Issuance of shares

     During August 1996, the Company issued 250,000 shares of restricted stock pursuant to a consulting agreement entered on during June 1995.