Form 10QSB
period 1996-09-30
U S BRIDGE CORP
filed 1996-11-26
CIK 846464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 1996
                                -------------------------------------------

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number:                               33-26782-NY

                                U.S. Bridge Corp.
             (Exact name of registrant as specified in its charter)

Delaware                                             11-2974406
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                    53-09 97th Place, Corona, New York 11368
              (Address of principal executive offices) (Zip Code)

                                 (718) 699-0100
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [xx] No [ ]

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.001 per share: 6,412,530 shares outstanding as of September 30, 1996.

                                U.S. BRIDGE CORP.
                                      INDEX

PART 1 - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets September 30, 1996 (Unaudited)
 and June 30, 1996                                                              F-1

Consolidated Statements of Operations (Unaudited) for the
 Three Months Ended September 30, 1996 and 1995                                 F-2

Consolidated Statement of Stockholders' Equity (Unaudited) for
 the Three Months Ended September 30, 1996                                      F-3

Consolidated Statements of Cash Flows (Unaudited) for the
 Three Months Ended September 30, 1996 and 1995                                 F-4

Notes to consolidated Financial Statements                                      F-5 - F-14

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                    F-15 - F-18

PART II - OTHER INFORMATION                                                     F-19


                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                      September 30,       June 30,
                                                                      1996                1996
                                                                      ------------------  --------------
                                         ASSETS
Current assets:
Cash                                                                  $282,436            $399,652
Contracts and retainage receivable, net                               4,376,467           3,613,665
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                             2,924,633           2,433,524
Other current assets                                                  131,828             55,116
                                                                      ------------------  ------------------

Total current assets                                                  7,715,364           6,501,957

Property and equipment, net                                           2,997,090           3,042,090

Deferred Compensation                                                 33,000              33,000
Deferred consulting costs, net                                        320,833             239,583
                                                                      ------------------  ------------------

Total assets                                                          $11,066,287         $9,816,630
                                                                      ==================  ==================


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, including cash overdrafts of $45,679
 as of September 30, 1996                                             $1,452,059          $936,445
Accrued expenses                                                      452,729             397,729
Payroll taxes payable                                                 446,564             382,135
Mortgage payable                                                      2,735,531           2,735,531
Notes payable                                                         145,837             145,837
Billings in excess of costs and estimated earnings
 on uncompleted contracts                                             -                   16,567
Due to officer                                                        578,279             358,779
                                                                      ------------------  ------------------

Total current liabilities                                             5,810,999           4,973,023
                                                                      -1----------------  ------------------

Minority interest                                                     2,612,048           2,409,028

Commitments and contingencies (Note 7)                                -                   -

Stockholders' equity:
Preferred stock, authorized 10,000,000, issued and outstanding
 -0- shares                                                           -                   -
Common stock, $.001 par value, authorized 50,000,000 shares,
 issued and outstanding 6,412,530                                     6,016               5,766
Additional paid-in capital                                            2,790,752           2,641,002
Accumulated deficit                                                   (153,528)           (212,189)
                                                                      ------------------  ------------------

Total stockholders' equity                                            2,643,240           2,434,579
                                                                      ------------------  ------------------

Total liabilities and stockholders' equity                            $11,066,287         $9,816,630
                                                                      ==================  ==================

See notes to consolidated financial statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                      1996                1995
                                                                      ------------        -----------
Revenue:
  Contract revenues                                                   $3,176,051          $1,626,893
  Rental income                                                       -                   82,000
                                                                      -----------------   ---------------

Total revenue                                                         3,176,051           1,708,893
                                                                      -----------------   --------------

Costs and expenses:
  Cost of contract revenues                                           2,169,713           998,504
  General and administrative expenses                                 668,411             686,847
                                                                      -----------------   ---------------

Total costs and expenses                                              2,838,124           1,685,351
                                                                      -----------------   ---------------

Income from operations before interest expense/financing
 costs, minority interest and provision for income taxes              337,927             23,542

Interest expense/financing costs                                      76,246              602,693
                                                                      -----------------   ---------------

Income (loss) before minority interest and
  provision for income taxes                                          261,681             (579,151)

Minority interest in net (income) loss                                (203,020)           263,317
                                                                      -----------------   ---------------

Net income (loss) before provision for income taxes                   58,661              (315,834)

Provision for income taxes                                            -                   -
                                                                      -----------------   -------------

Net income (loss)                                                     $58,661             $(315,834)
                                                                      =================   ===============

Net income (loss) per common equivalent share

Income (loss) from operations before minority interest
 and provision for income taxes                                       $.04                     $(.09)
                                                                      -----------------         ---------------

  Minority interest in net (income) loss                              $(.03)        $          .04
                                                                      -----------------        ---------------

  Provision for income taxes                                          $-                       $           -
                                                                      -----------------        -------------

  Net income (loss)                                                   $.01                     $          (.05)
                                                                      =================        ===============

Weighted average number of common shares outstanding                  6,237,530                6,112,530
                                                                      =================        ===============

See notes to consolidated financial statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)



                                                  Common
                                                  stock
                                                                           Additional                    Total
                                                                           paid-in        Accumulated    Stockholders'
                                                  Shares         Amount    capital        deficit        equity
Balances at July 1, 1996                          6,162,530      $5,766    $2,641,002     $(212,189)     $2,434,579

Issuance of common stock as
 consideration                                    250,000        250       149,750        -              150,000

Net income for the three months ended
 September 30, 1996                               -              -         -              58,661         58,661
                                                  ------------   --------- -----------    ------------   -------------

Balances at September 30, 1996                    6,412,530      $6,016    $2,790,752     $(153,528)     $2,643,240
                                                  ============   ========= ===========    ============   =============

See notes to consolidated financial statements (unaudited)


                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                      1996                     1995
                                                                      ---------------------    ---------------
Operating activities:
Net income (loss)                                                     $58,661                  $(315,834)
Adjustments to reconcile net income to net cash (used) for operating activities:
Depreciation and amortization                                         45,000                   45,000
Amortization of consulting costs                                      68,750                   62,500
Issuance of common stock as consideration for services                -                        16,500
Amortization of financing costs                                       -                        441,863
Minority interest in net income (loss)                                203,020                  (263,317)
Changes in operating assets and liabilities:
Accounts receivable                                                   (762,802)                (460,513)
Prepaid expenses                                                      -                        (114,162)
Costs and estimated earnings in excess of
 billing on uncompleted contracts                                     (491,109)                (278,355)
Other current assets                                                  (76,712)                 16,593
Accounts payable                                                      515,614                  197,815
Accrued expenses                                                      55,000                   (238,934)
Payroll taxes payable                                                 64,429                   12,611
Billings in excess of costs and estimated earnings
 on uncompleted contracts                                             (16,567)                 69,614
Income taxes payable                                                  -                        628
                                                                      ------------------       ------------------
Net cash (used) for operating activities                              (336,716)                (807,991)
                                                                      ------------------       ------------------

Financing activities:
Deferred offering costs charged to additional paid in capital         -                        103,554
Proceeds from initial public offering                                 -                        4,008,072
Costs associated with initial public offering                         -                        (903,820)
Proceeds from officer                                                 219,500                      -
Principal payments on mortgage payable                                -                        (28,785)
Repayment of notes payable                                            -                        (1,071,999)
Repayment of officers' loans                                          -                        (1,525)
                                                                      ------------------       ------------------
Net cash provided by financing activities                             219,500                  2,105,497
                                                                      ------------------       ------------------

Net (decrease) increase in cash                                       (117,216)                1,297,506
Cash, beginning                                                       399,652                  206,246
                                                                      ------------------       ------------------
Cash, ending                                                          $282,436                 $1,503,752
                                                                      ==================       ==================

Supplemental  disclosure  of cash flow  information:  Cash paid during the three months for:
Interest                                                              $-                       $54,976
                                                                      ==================       ==================

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection
 with services provided to the Company                                $150,000                 $49,500
                                                                      ==================       ==================

See notes to consolidated financial statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 1       -    GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the consolidated interim financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited consolidated financial statements and footnotes thereto at June 30, 1996, included in the Company's Annual Report Form 10K- SB, filed with the Securities and Exchange Commission.

     U.S. Bridge Corp. "the Company" was incorporated in the State of Delaware on September 11, 1988 under the name of Colonial Capital Corp. The Company subsequently changed its name to Cofis International Corp. ("Cofis") during May 1991. Effective April 1994, in connection with its recapitalization, (See Note
6a) Cofis changed its name to U.S. Bridge Corp.

     U.S. Bridge of N.Y. Inc. ("US Bridge NY") is a New York Corporation and as of September 30, 1996 is a 50.1% owned subsidiary of the Company which provides steel erection to contractors pursuant to governmental construction projects. The Company's ownership in US Bridge NY was diluted to a 50.1% as a result of the public offering completed on August 14, 1995. US Bridge NY was incorporated on September 4, 1990.

     One Carnegie Court Associates, Ltd. "One Carnegie", was incorporated in the State of Maryland and is a wholly owned subsidiary of the Company. One Carnegie was incorporated on December 14, 1990 for the purposes of acquiring on January 14, 1991, land, building, machinery and equipment. One Carnegie rented said facilities to an affiliate under terms pursuant to a signed lease agreement. (See Note 8d).

     On September 21, 1994, the Company formed a wholly owned subsidiary named U.S. Bridge of Maryland Corp. ("US Bridge MD"). US Bridge MD was incorporated in the State of Delaware for the purpose of providing material and labor to perform fabrication work for US Bridge of NY.

     Effective April 1994, the Company has adopted a new fiscal year that ends on June 30 which is the same year end date as its subsidiaries. In connection therewith, the Company has and will report its operations at September 30, 1996 and 1995 for the three months then ended, respectively, in order to correspond with its operating subsidiaries.

     The consolidated financial statements at September 30, 1996 and 1995 include the accounts of the Company and its majority owned subsidiaries, US Bridge NY, One Carnegie and US Bridge MD, after elimination of all significant intercompany transactions and accounts.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 2       -    PAYROLL TAXES

     During September 1994, US Bridge NY entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement requires US Bridge NY to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, US Bridge NY must also pay timely all current payroll taxes. As of September 30, 1996, US Bridge NY has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. Consolidated payroll taxes payable amounted to $446,564 at September 30, 1996.

NOTE 3       -    NOTE PAYABLE

     During August 1994, the Company secured a $250,000 credit line with a bank at an interest rate of one and one half percent (11/2%) above the prime rate. Interest is payable on the first day of each month which commenced October 1, 1994. Said credit line is payable on demand. At September 30, 1996 the balance was $145,837.

NOTE 4       -    MORTGAGE PAYABLE

     On October 12, 1995, in connection with the original acquisition of the property and equipment, One Carnegie signed with the lender a letter agreement revising the modification agreement discussed below. Pursuant to such letter agreement, One Carnegie was in default as of September 30, 1996. Accordingly, the mortgage has been classified as current at September 30 and June 30, 1996, since One Carnegie has not paid the required monthly installments timely as stipulated in the letter agreement thereby allowing the lender to call the loan at anytime.

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

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 4       -    MORTGAGE PAYABLE (Cont'd)

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

     One Carnegie did not make the required payment on October 14, 1994 to reduce the outstanding principal amount of the indebtedness to $2,331,965 pursuant to such forbearance agreement. The lender did not but could have accelerated and demanded the total balance due under the note and could terminate the forbearance agreement immediately, irrevocably and without notice.

NOTE 5       -    MINORITY INTEREST

     In connection with the initial public offering of US Bridge NY, the Company's ownership percentage in US Bridge NY was reduced to 49.95% before the exercise of the special warrant as discussed in Note 6g. Accordingly, at September 30, 1996 the Company's minority interest amounting to $2,612,048 represents the effect of US Bridge NY's private offering and the initial public offering and the cumulative effect of US Bridge NY's operations since the private offering and initial public offering.

NOTE 6       -    STOCKHOLDERS' EQUITY

             a)   Recapitalization

     On April 25, 1994, after giving effect to a 1-for-4 reverse stock split, the Company issued 2,820,000 and 720,000 shares, respectively, of its common stock to the stockholders of US Bridge NY and One Carnegie in exchange for all of their issued and outstanding shares.

     The acquisition by the Company has been treated as a recapitalization for accounting purposes. Accordingly, after such transaction and before US Bridge NY's private offering and initial public offering, US Bridge NY was a wholly owned subsidiary of the Company. As of September 30, 1996 US Bridge NY is a 50.01% owned subsidiary and One Carnegie is a wholly owned subsidiary of the Company.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 6       -    STOCKHOLDERS' EQUITY (Cont'd)

            b)    Amendment to Certificate of Incorporation of US Bridge NY

     On January 11, 1995, US Bridge NY amended its Certificate of Incorporation to (i) change its name from Metro Steel Structures, Ltd., to U.S. Bridge of N.Y., Inc., (ii) increase the number of authorized common shares from 200 at no par value to 10,000,000 shares at $.001 par value and (iii) to authorize the issuance of 500,000 preferred shares at $.01 par value of which 400,000 of such shares have been designated as Series A. The Series A Preferred Shares shall have the right to vote at all meetings of the stockholders of US Bridge NY, or consent in writing in lieu of voting, or otherwise, in respect to any matter upon which the vote, or consent in lieu of voting of the shareholders is required, including, without limitation, the election of directors. Each share of Series A Preferred Stock shall be entitled to ten (10) votes. No preferred shares have been issued to date. In connection with the amendment of its Certificate of Incorporation, US Bridge NY effected 29,687.50 for one forward split of its old no par value common shares.

            c)    Bridge Loan of US Bridge NY

     On January 10, 1995, pursuant to a private transaction, US Bridge NY sold to one (1) individual 10 units comprising one (1) promissory note totaling $252,000 and 3,000,000 warrants purchased for $30,000 which provide for the right to acquire 3,000,000 common shares. The warrants are exercisable under the same term as the IPO warrants. Each unit is comprised of a $25,200 12% promissory note and 300,000 warrants for $3,000 for a total price of $28,200 per unit. The promissory note was due and payable on the earlier of (i) the consummation of a public offering or private financing through the sale of equity securities from which US Bridge NY receives net proceeds equal to or greater than $1,000,000 or (ii) 12 months from issuance. Accordingly, upon the completion of its initial public offering on August 14, 1995, such note was repaid in full in addition to $17,813 of accrued interest.

            d)    Private offering of US Bridge NY

     On January 16, 1995 the Underwriter commenced and privately offered on a best-efforts basis, sixteen (16) units of US Bridge NY's securities at a price of $55,000 per unit. Each unit consisted of a promissory note in the principal amount of $45,000 bearing interest at 12% per annum, and 10,000 shares of common stock at $1.00 per share. The 160,000 shares sold in this offering were assigned a value of 100% of the initial public offering price of $5.00 per share. In relation to the common stock sold in the offering, US Bridge NY recorded deferred financing costs of $640,000 (160,000 shares at $5.00 per share less original cost of $1.00 per share). Deferred financing costs were amortized over the due date or the term of the notes of twelve (12) months. The holders of such shares have registered their shares in US Bridge NY's initial public offering.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 6       -    STOCKHOLDERS' EQUITY (Cont'd)

            e)    Initial public offering of US Bridge NY

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

     Upon the closing of the sale of the Shares and Warrants offered, US Bridge NY sold to the underwriter individually and not as a representative of the Underwriters, warrants to purchase 70,000 common shares and 43,000 Warrants exercisable for a period of four years commencing one year after the IPO effective date (August 9, 1995) at 120% of the initial offering price.

             f)   Issuance of shares

     i) On August 15, 1995, the Company issued 150,000 shares of common stock to its President pursuant to the terms of the Company's Senior Management Incentive Plan. Such shares were issued as compensation for the President's efforts with the Company and US Bridge NY in the consummation of US Bridge NY's initial public offering on August 14, 1995. Of the total 150,000 shares issued to the President, 50,000 shares are immediately vested without restrictions and the remaining 100,000 shares vest pursuant to the restricted periods, whereby 50,000 shares vest on each August 15, 1996 and 1997.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 6       -    STOCKHOLDERS' EQUITY (Cont'd)

             f)   Issuance of shares (Cont'd)

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

            g)    Special Warrant

     On September 9, 1995, the Company purchased at $2.50 per share 5,665 common shares of US Bridge NY be exercising its right pursuant to the terms of a special warrant issued only to such stockholder. As a result, the Company increased its ownership of US Bridge NY to 50.01% from 49.95%.

NOTE 7       -    COMMITMENT AND CONTINGENCIES

             a)   Lease agreement

     US Bridge NY leases its administrative offices and storage space pursuant to a signed lease agreement with an affiliate owned by the Company's President. Such lease requires monthly payments of $20,000 and expires on March 31, 1998. Under such lease agreement, US Bridge NY is required to make future minimum lease payments as follows:

Year Ending
June 30,
1997                180,000
1998                180,000
---------------
Total               $360,000
                    ===============

     U.S. Bridge NY also leases a yard for storage of material pursuant to an oral agreement with an unrelated party which requires monthly payments of $3,500. Accordingly, included in general and administrative expenses is rent expense which amounted to $70,500 for the three months ended September 30, 1996 and 1995.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 7       -    COMMITMENT AND CONTINGENCIES (Cont'd)

             b)   Significant vendors

     For the three  months  ended  September  30,  1996 and  1995,  US Bridge NY and $14,000, respectively, of the materials and labor necessary to perform steel erection services. Effective August 1, 1995, Waldorf ceased operations. Lastly, for the three months ended September 30, 1996 and 1995, U.S. Bridge N.Y. paid $166,000 and $200,000 respectively to U.S. Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of the Company. Amounts payable related to all of such transactions and included in accounts payable total $102,000 at September 30, 1996. Such amounts are non-interest bearing obligations. Said vendors are under the common control of the Company's majority stockholder.

             c)   Seasonality

     US Bridge NY operates in an industry which may be seasonal, generally due to inclement weather occurring during the winter months. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities, the stage of completion of major projects and revenue recognition policies.

            d)    Bonding requirements

     US Bridge NY is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, US Bridge NY has been able to sufficiently obtain bonding up to $10,000,000 per job for its private projects. US Bridge NY is continuously pursuing obtaining bonding for its governmental construction projects. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects.

            e)   Payroll Taxes

     During September 1994, US Bridge NY entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement requires US Bridge NY to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, US Bridge NY must also pay timely all current payroll taxes. As of September 30, 1996, US Bridge NY has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. Consolidated payroll taxes payable amounted to $446,564 at September 30, 1996.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 8       -    RELATED PARTY TRANSACTIONS

            a)    Purchase of material and labor

     For the three months ended September 30, 1996 and 1995, US Bridge NY purchased from Waldorf Steel Fabrications, Inc. ("Waldorf") approximately $ -0-and $14,000, respectively, of the materials and labor necessary to perform steel erection services. Effective August 1, 1995, Waldorf ceased operations. Lastly, for the three months ended September 30, 1996 and 1995, U.S. Bridge N.Y. paid $166,000 and $200,000 respectively to U.S. Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of the Company. Amounts payable related to all of such transactions and included in accounts payable total $102,000 at September 30, 1996. Such amounts are non-interest bearing obligations. Said vendors are under the common control of the Company's majority stockholder.

             b)   Rent expense

     Included in general and administrative expenses is rent expense paid pursuant to a signed lease agreement with a Company owned by the Company's majority stockholder. Such rent amounted to $60,000 for the three months ended September 30, 1996 and 1995, respectively.

             c)   Employment agreement

     On April 4, 1995, US Bridge NY entered into an employment agreement with its President and Director for a term of approximately three (3) years expiring on June 30, 1998. The employment agreement provides for an annual salary of $300,000 with a 10% annual escalation. Pursuant to the agreement, the President and Director is also entitled to receive a $50,000 per year non-accountable expense allowance payable in equal weekly installments. The President and Director is also entitled to receive an annual bonus of $50,000 if US Bridge NY nets $1,000,000 before taxes in any year and an additional $25,000 for each $500,000 of additional pre-tax profits. Advances against such bonus are equal to $10,000 payable monthly until the end of the employment agreement, at such time any excess advances will be re-paid to US Bridge NY. No advances have been made as of September 30, 1996.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 8       -    RELATED PARTY TRANSACTIONS (Cont'd)

             c)   Employment agreement (Cont'd)

     In addition, the President and Director will be granted options to purchase 25,000 shares of US Bridge NY's common stock, all of which options shall be vested as of the dates outlined as follows. The options shall be exercisable commencing April 4, 1996 and continuing until April 4, 2004; providing, however, options to purchase 7,500 shares shall become vested and exercisable on April 4, 1996 and April 4, 1997, respectively, 10,000 vesting on April 4, 1998. The option shall contain such other terms and conditions as set forth in the stock option agreement. The exercise price of the options shall be equal to the 110% of the stock price in the initial public offering. The foregoing options are intended to qualify as incentive stock options. Lastly, US Bridge NY, pursuant to such agreement will pay premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by such President and Director. Any cash surrender value is US Bridge NY's property until the employment agreements ends. The estimated premium on such policy is $80,000 per year.

            d)    Rental income

     On July 1, 1991, One Carnegie leased to Waldorf Steel Fabricators Inc., "Waldorf", an affiliate owned by the Company's majority stockholder, the facilities it purchased in January 1991. Such lease is for five (5) years and provides for monthly rental payments of $50,000. Pursuant to such lease agreement, any funds collected in excess of the total annual rent of $600,000 is to be credited to the next respective subsequent year. The lease also provides for all real estate taxes and operating costs to be paid directly by the lessee. All of the rental income for the three months ended September 30, 1995 was derived and the entire rent receivable balance of $943,399 as of September 30, 1996 and June 30, 1996 is due from Waldorf. The Company has made a $943,399 provision related to such receivables as of June 30, 1995. Pursuant to an assignment agreement entered during 1994, Waldorf has assigned all of its rights, title and interests in certain accounts receivable amounting to $571,172 to One Carnegie as collateral to secure the amounts owed to One Carnegie.

     On August 1, 1995 Waldorf canceled its facilities operating lease with One Carnegie and entered into a lease surrender agreement. Pursuant to such agreement, Waldorf surrendered the premises and waived any and all rights to the possession of such premises. Simultaneously, One Carnegie entered into a lease agreement with US Bridge MD. Such lease expires on December 31, 2001 and provides for monthly rental payments of $50,000. The lease also provides for all real estate taxes and operating costs to be paid directly by US Bridge MD. For the three months ended September 30, 1995, the Company recorded $82,000 of rental income from Waldorf representing $50,000 of rent for the month of July 1995 and $32,000 as a recovery of previously reserved uncollectible rent receivable. All rental activities subsequent to August 1, 1995 have been eliminated in consolidations since US Bridge of MD is a wholly owned subsidiary of the Company.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 8       -    RELATED PARTY TRANSACTIONS (Cont'd)

            e)    Due to Officer

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

     As of September 30, 1996, of the total due to officer amounting to $578,279, $267,500 represents the remaining amount owed for the original $300,000 loan and the remaining balance amounting to $310,779 represents advances made by the President to the Company's subsidiaries which bear no interest and are due on demand.

ITEM 2       -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

     On April 25, 1994, after giving effect to a 1-for-4 reverse stock split, the Company issued 2,820,000 and 720,000 shares, respectively, of its common stock to the stockholders of US Bridge NY and One Carnegie in exchange for all of their issued and outstanding shares.

     The acquisition by the Company has been treated as a recapitalization for accounting purposes. Accordingly, after such transaction and before US Bridge NY's private offering and initial public offering, US Bridge NY was a wholly owned subsidiary of the Company. As of September 30, 1996 US Bridge NY is a 50.01% owned subsidiary and One Carnegie is a wholly owned subsidiary of the Company.

     On September 21, 1994, the Company formed a wholly owned subsidiary named U.S. Bridge of Maryland Corp. ("US Bridge MD"). US Bridge MD was incorporated in the State of Delaware for the purpose of providing material and labor to perform fabrication work for US Bridge of NY.

     One Carnegie Court Associates, Ltd. "One Carnegie", was incorporated in the State of Maryland and is a wholly owned subsidiary of the Company. One Carnegie was incorporated on December 14, 1990 for the purposes of acquiring on January 14, 1991, land, building, machinery and equipment. One Carnegie rented said facilities to an affiliate under terms pursuant to a signed lease agreement.

     The following Management's discussion and analysis for the three months ended September 30, 1996 and 1995 are that of the Company's subsidiaries since the Company itself did not have any material operations of its own.

RESULTS OF OPERATIONS

     Three months ended September 30, 1996 as compared to three months ended September 30, 1995.

     US Bridge NY was formed by Joseph Polito, its President, to serve primarily as a general contractor for public and private sector construction projects. The public sector projects are sponsored by Federal, State and local Government authorities in New York State and the Metropolitan areas. Previously, Mr. Polito, through other entities, furnished and provided steel erection as a subcontractor for private and governmental construction projects. From its commencement of operations in June 1993, US Bridge NY provided steel erection services for building, roadway and bridge repair projects for general contracts who have been engaged by private and municipal/government clients.

     In order for US Bridge NY to obtain and maintain bonding, it must adhere to the requirements stipulated in the bonding agreements which vary with each bonding company. The bonding costs for each bond are incorporated in the contract price of each job. These costs are carried as a line item in the requisition and paid by the customer. Any monies taken from the working capital for this purpose will be replaced as the monthly requisition payments are received from the customer. Bonding requirements vary depending upon the nature of the projects to be performed.

ITEM 2       -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Cont'd)

RESULTS OF OPERATIONS (Cont'd)

     Three months ended September 30, 1996 as compared to three months ended September 30, 1995. (Cont')

     US Bridge NY is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, US Bridge NY has been able to sufficiently obtain bonding up to $10,000,000 per job for its private projects. US Bridge NY is continuously pursuing obtaining bonding for its governmental construction projects. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects.

     In the New York Metropolitan area, there are an abundance of subcontractors known to the US Bridge NY who have significant experience and are competitive with respect to pricing and level of service. US Bridge NY will be responsible for performance of the entire contract, including the work done by subcontractors. Accordingly, US Bridge NY may be subject to substantial liability if a subcontractor fails to perform as required. Also there may be unanticipated difficulties in hiring and overseeing subcontractors that US Bridge NY is currently not aware of. In the event the bonding company pays a claim related to a subcontractor's non-performance or similar event, the bonding company has recourse against US Bridge NY. US Bridge NY requires bonding from a New York licensed bonding company in order to bid on projects as a general contractor.

     Though US Bridge NY does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity due to weather conditions. Accordingly, US Bridge NY may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects and revenue recognition policies.

     The Company's operations are substantially controlled by Mr. Polito since he owns approximately 69.5% of the outstanding shares and may be considered the beneficial owner of the shares of US Bridge NY. Mr. Polito is also a 100% shareholder of R.S.J.J. Realty Corp. ("RSJJ"). RSJJ leases the administrative offices and storage space to US Bridge NY at a cost of $20,000 per month pursuant to a signed lease agreement expiring on March 31, 1998. Lastly, Mr. Polito has ownership interests in Waldorf Steel Fabricators, Inc. (which ceased operations on August 1, 1995), Crown Crane, Inc., Atlas Gem Leasing, Inc., Atlas Gem Erectors Co., Inc. and Gem Steel Erectors.

ITEM 2       -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Cont'd)

RESULTS OF OPERATIONS (Cont'd)

     Three months ended September 30, 1996 as compared to three months ended September 30, 1995. (Cont')

     US Bridge NY recognizes revenue under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. The asset, costs and estimated earnings in excess of billings on uncompleted contracts, represents costs and estimated earnings in excess of amounts billed through September 30, 1996. Billings in excess of costs and estimated earnings on uncompleted contracts, represents billings which exceed costs and estimated earnings on individual uncompleted contracts through September 30, 1996.

     Contract revenues have increased by $1,549,158 or 95% to $3,176,051 from $1,626,893 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This material increase is due to new contracts commencing toward the last quarter of the Company's fiscal year.

     For the three months ended September 30, 1996 and 1995, US Bridge NY purchased from Waldorf Steel Fabrications, Inc. ("Waldorf") approximately $0 and $14,000, respectively, of the materials and labor necessary to perform steel erection services. Effective August 1, 1995, Waldorf ceased operations. Lastly, for the three months ended September 30, 1996 and 1995, U.S. Bridge N.Y. paid $166,000 and $200,000 respectively to U.S. Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of the Company. Amounts payable related to all of such transactions and included in accounts payable total $102,000 at September 30, 1996. Such amounts are non-interest bearing obligations. Said vendors are under the common control of the Company's majority stockholder.

     General and administrative expenses include salaries, office overhead and costs associated with estimating and bidding activities. General and administrative expenses have decreased by $18,436 or 3% to $668,411 for the three months September 30, 1996 from $686,847 for the three months ended September 30, 1995. The total decrease amounting to $18,436 was attributable to primarily decreases in office salaries.

                  Liquidity and Capital Resources

     As of  September  30,  1996,  US Bridge NY has a backlog  of  approximately
$14,800,000. Backlog represents the amount of revenue US Bridge expects to realized from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun. Subsequent to September 1996, US Bridge NY obtained an additional $1,900,000 of new projects.

                  At September 30, 1996, the Company has a consolidated working capital of $1,904,365.

ITEM 2       -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Cont'd)

Liquidity and Capital Resources (Cont'd)

     As of September 30, 1996, the Company's accounts receivable amounted to $4,376,467, of which approximately $868,705 or 20% has been collected through November 15, 1996.

     Net cash used for operating activities amounted to $336,716 for the three months ended September 30, 1996. The major components of such use of cash was directly attributed to the increase of accounts receivable amounting to $762,802, increase in costs in excess of billings on uncompleted contracts amounting to $491,109, and the increase of accounts payable and net income amounting to $574,275. For the three months ended September 30, 1995, the net cash used for operating activities amounted to $807,991. With regards to financing activities, the Company provided $219,500 of cash for the three months ended September 30, 1996. Such cash was provided primarily by loans from an officer of the Company.

     During September 1994, US Bridge NY entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement requires US Bridge NY to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, US Bridge NY must also pay timely all current payroll taxes. As of September 30, 1996, US Bridge NY has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. Consolidated payroll taxes payable amounted to $446,564 at September 30, 1996.

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

           None

ITEM 2 - Changes in Securities:

           None

ITEM 3 - Defaults Upon Senior Securities:

           None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

           None

ITEM 5 - Other Information:

           None

ITEM 6 - Exhibits and Reports on Form 8-K:

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securites and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 18th day of November 1, 1996.

                                                               U.S. BRIDGE CORP.

                                                           By: /s/ Joseph Polito
                                                                       President

                                                            By: /s/Steven Polito
                                                                       Treasurer