Form 10QSB
period 1996-12-31
U S BRIDGE CORP
filed 1997-02-26
CIK 846464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            December 31, 1996
                                            -------------------------------

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
(State or other jurisdiction of              (I.R.S. Employer incorporation or
Identification No.)                          organization)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.001 per share: 6,412,530 shares outstanding as of December 31, 1996.

                                U.S. BRIDGE CORP.
                                      INDEX


PART 1 - FINANCIAL INFORMATION:

    ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets December 31, 1996 (Unaudited)
and June 30, 1996 ..........................................                    F-1

Consolidated Statements of Operations (Unaudited) for the
Three Months Ended December 31, 1996 and 1995 ............................      F-2

Consolidated Statements of Operations (Unaudited) for the
Six Months Ended December 31, 1996 and 1995 .............................       F-3

Consolidated Statement of Stockholders' Equity (Unaudited) for
the Six Months Ended December 31, 1996                                          F-4

Consolidated Statements of Cash Flows (Unaudited) for the
Six Months Ended December 31, 1996 and 1995                                     F-5

Notes to consolidated Financial Statements                                      F-6 - F-16

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                             F-17 - F-19

PART II - OTHER INFORMATION                                                     F-20

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                December 31,      June 30,
                                                                                1996              1996
                                                                                ----              ----
                                         ASSETS
Current assets:
    Cash ....................................................................   $    377,032    $    399,652
    Contracts and retainage receivable, net .................................      6,880,663       3,613,665
    Costs and estimated earnings in excess of billings
     on uncompleted contracts ...............................................      1,072,000       2,433,524
    Other current assets ....................................................         18,178          55,116


         Total current assets ...............................................      8,347,873       6,501,957

Property and equipment, net .................................................      2,955,440       3,042,090

Deferred Compensation .......................................................         11,000          33,000
Deferred consulting costs, net ..............................................        239,583         239,583
                                                                                ------------    ------------

Total assets ................................................................   $ 11,553,896    $  9,816,630


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdrafts of $123,427
     and $63,274, respectively $ ............................................      1,908,076    $    936,445
    Accrued expenses ........................................................        558,718         397,729
    Payroll taxes payable ...................................................        537,564         382,135
    Mortgage payable ........................................................      2,735,531       2,735,531
    Notes payable ...........................................................        145,837         145,837
    Due to officer and related parties ......................................        488,311         358,779
    Billings in excess of costs and estimated earnings
     on uncompleted contracts ...............................................          7,710          16,567


         Total current liabilities ..........................................      6,381,747       4,973,023


Minority interest ...........................................................      2,688,793       2,409,028

Commitments and contingencies (Note 7) ......................................           --              --

Stockholders' equity:
    Preferred stock, authorized 10,000,000, issued and outstanding -0- shares           --              --
    Common stock, $.001 par value, authorized 50,000,000 shares,
     issued and outstanding 6,412,530 and $6,162,530, respectively ..........          6,016           5,766
    Additional paid-in capital ..............................................      2,790,752       2,641,002
    Accumulated deficit .....................................................       (313,412)       (212,189)


         Total stockholders' equity .........................................      2,483,356       2,434,579


Total liabilities and stockholders' equity ..................................   $ 11,553,896    $  9,816,630

                       See notes to consolidated financial
                            statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                                      1996           1995
                                                                      -----------    -------
Revenue:
Contract revenues .................................................   $ 2,631,390    $   930,094

Total revenue .....................................................     2,631,390        930,094

Costs and expenses:
Cost of contract revenues .........................................     1,844,404        204,943
General and administrative expenses ...............................       791,373        685,439

Total costs and expenses ..........................................     2,635,777        890,382

Loss from operations before interest expense,
 minority interest and provision for income taxes .................        (4,387)        39,712

Interest expense ..................................................        78,752        128,845

(Loss) income from operations before minority interest
 and provision for income taxes ...................................       (83,139)       (89,133)

Minority interest in net (income) loss ............................       (76,745)        47,241

Net (loss) income before provision for income taxes ...............      (159,884)       (41,892)

Provision for income taxes ........................................          --             --

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                                1996           1995
                                                                ----------     ----
Revenue:
Contract revenues ...........................................   $ 5,807,441    $ 2,556,987
Rental income ...............................................          --           82,000
                                                                -----------    -----------

Total revenue ...............................................     5,807,441      2,638,987
                                                                -----------    -----------

Costs and expenses:
Cost of contract revenues ...................................     4,014,117      1,203,447
General and administrative expenses .........................     1,459,784      1,372,286
                                                                -----------    -----------

Total costs and expenses ....................................     5,473,901      2,575,733
                                                                -----------    -----------

Income from operations before interest expense, unusual item,
 minority interest and provision for income taxes ...........       333,540         63,254

Interest expense from operations ............................       154,998        289,675

Unusual financing costs .....................................          --          441,863
                                                                -----------    -----------

Income (loss) from operations before minority interest
 and provision for income taxes .............................       178,542       (668,284)

Minority interest in net (income) loss ......................      (279,765)        86,068
                                                                -----------    -----------

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                                                                 Common
                                                                 stock
                                                                                     Additional                    Total
                                                                                     paid-in        Accumulated    Stockholders'
                                                       Shares             Amount     capital        deficit        equity


Balances at July 1, 1996 ...........................   6,162,530           $5,766    $2,641,002     $(212,189)     $2,434,579

Issuance of common stock as
 consideration for services
 provided to the Company ...........................   250,000             250       149,750        --             150,000

Net loss for the six months ended
 December 31, 1996 .................................   --                  --        --             (101,223)      (101,223)


Balances at December 31, 1996 ......................   6,412,530           $6,016    $2,790,752     $(313,412)     $2,483,356

           See notes to consolidated financial statements (unaudited)

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                                                1996                1995
Operating activities:
Net loss                                                                        $(101,223)          $(582,216)
Adjustments to reconcile net loss to net cash (used) for operating activities:
Depreciation and amortization                                                   242,327             90,000
Amortization of consulting costs                                                22,000              125,000
Issuance of common stock as consideration for services                          -                   16,500
Amortization of financing costs                                                 -                   441,863
Minority interest in net income (loss)                                          279,765             (86,068)
Changes in operating assets and liabilities:
Accounts receivable                                                             (3,266,998)         (146,652)
Prepaid expenses                                                                (10,996)            (114,130)
Costs and estimated earnings in excess of
billing on uncompleted contracts                                                1,361,524           (567,734)
Other current assets                                                            47,934              16,751
Accounts payable                                                                971,631             (108,725)
Accrued expenses                                                                160,989             (260,979)
Payroll taxes payable                                                           155,429             (61,824)
Billings in excess of costs and estimated earnings
on uncompleted contracts                                                        (8,857)             16,567
Income taxes payable                                                            -                   (76)
Net cash (used) for operating activities                                        (146,475)           (1,221,723)
Investing activities:
Fixed asset acquisitions                                                        (5,677)             -
Financing activities:
Deferred offering costs charged to additional paid in capital                   -                   103,554
Proceeds from initial public offering                                           -                   4,008,072
Costs associated with initial public offering                                   -                   (903,820)
Loans from related parties                                                      129,532             8,475
Principal payments on mortgage payable                                          -                   (102,385)
Repayment of notes payable                                                      -                   (1,075,296)
Net cash provided by financing activities                                       129,532             2,038,600
Net increase (decrease) in cash                                                 (22,620)            816,877
Cash, beginning                                                                 399,652             206,246
Cash, ending                                                                    $377,032            $1,023,123
Supplemental disclosure of cash flow information:
Cash paid during the six months for:
Interest                                                                        $7,599              $54,976
Income taxes                                                                    -                   -
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with services provided
to the Company                                                                  $150,000            $ 49,500

                 See notes to consolidated financial statements
                                  (unaudited).

NOTE 1 - GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the consolidated interim financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the three and six months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited consolidated financial statements and footnotes thereto at June 30, 1996, included in the Company's Annual Report Form 10K-SB, filed with the Securities and Exchange Commission.

     US Bridge Corp. ("the Company") was incorporated in the State of Delaware on September 11, 1988 under the name of Colonial Capital Corp. The Company subsequently changed its name to Cofis International Corp. ("Cofis") during May 1991. Effective April 1994, in connection with its recapitalization, (See Note
6a) Cofis changed its name to US Bridge Corp.

     US Bridge of N.Y. Inc. ("US Bridge NY") is a New York Corporation and as of December 31, 1996 is a majority owned subsidiary of the Company.

     One Carnegie Court Associates, Ltd. ("One Carnegie"), was incorporated in the State of Maryland and is a wholly owned subsidiary of the Company. One Carnegie was incorporated on December 14, 1990 for the purposes of acquiring on January 14, 1991, land, building, machinery and equipment. One Carnegie rented said facilities to an affiliate under terms pursuant to a signed lease agreement. (See Note 7).

     On September 21, 1994, the Company formed a wholly owned subsidiary named US Bridge of Maryland Inc. ("US Bridge MD"). US Bridge MD was incorporated in the State of Delaware for the purpose of providing material and labor to perform fabrication work for US Bridge of NY.

     Effective April 1994, the Company has adopted a new fiscal year that ends on June 30 which is the same year end date as its subsidiaries. In connection therewith, the Company has and will report its operations at December 31, 1996 and 1995 for the six months then ended, respectively, in order to correspond with its operating subsidiaries.

     The consolidated financial statements at December 31, 1996 and 1995 include the accounts of the Company and its majority owned subsidiary US Bridge NY, and its wholly owned subsidiaries One Carnegie and US Bridge MD, after elimination of all significant intercompany transactions and accounts.

NOTE 2       -    PAYROLL TAXES

     During September 1994, US Bridge NY entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement requires US Bridge NY to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, US Bridge NY must also pay timely all current payroll taxes. As of December 31, 1996, US Bridge NY has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. US Bridge NY is liable for approximately $441,583 of the total consolidated payroll taxes payable amounting to $537,564 at December 31, 1996.

NOTE 3       -    NOTE PAYABLE

     During August 1994, the Company secured a $250,000 credit line with a bank at an interest rate of one and one half percent (11/2%) above the prime rate. Interest is payable on the first day of each month which commenced October 1, 1994. Said credit line is payable on demand. At December 31, 1996 the balance was $145,837.

NOTE 4   -        MORTGAGE PAYABLE

     On October 12, 1995, in connection with the original acquisition of the property and equipment, One Carnegie signed with the lender a letter agreement revising the modification agreement discussed below. Pursuant to such letter agreement, One Carnegie was in default as of December 31, 1996. Accordingly, the mortgage has been classified as current at December 31 and June 30, 1996, since One Carnegie has not paid the required monthly installments timely as stipulated in the letter agreement thereby allowing the lender to call the loan at anytime.

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

NOTE 5 - MINORITY INTEREST

     In connection with the initial public offering of US Bridge NY, the Company's ownership percentage in US Bridge NY was reduced to 49.95% before the exercise of the special warrant as discussed in Note 6g. Accordingly, at December 31, 1996 the Company's minority interest amounting to $2,688,793 represents the interest of minority shareholders resulting from the effect of US Bridge NY's private offering and the initial public offering and the cumulative effect of US Bridge NY's operations since the private offering and initial public offering through December 31, 1996.

NOTE 6 - STOCKHOLDERS' EQUITY

     During December 1996, the Company granted a total of 686,617 stock options to various individual comprised of the Company's President, Secretary, Treasurer, and key employees pursuant to the 1995 Senior Management Incentive Plan and employee stock option plan (see Note 9a for additional information). In February 1997 the Company filed an S-8 registration statement to register the resale of such shares.

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

NOTE 7 - COMMITMENT AND CONTINGENCIES

          a) Significant vendors

     For the three and six months ended December 31, 1996 and 1995, US Bridge NY purchased from Waldorf Steel Fabrications, Inc. ("Waldorf") approximately $-0- and $-0- and $-0- and $180,333, respectively, of the materials and labor necessary to perform steel erection services. Effective August 1, 1995, Waldorf ceased operations. Lastly, for the three and six months ended December 31, 1996 and 1995, US Bridge N.Y. paid $172,141 and $337,821 and $229,767 and $374,700 respectively to US Bridge MD for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of the Company. Amounts payable related to all of such transactions and included in accounts payable total $189,071 at December 31, 1996. Such amounts are non-interest bearing obligations. Said vendors are under the common control of the Company's majority stockholder.

          b) Bonding requirements

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

          c) Payroll Taxes

     During September 1994, US Bridge NY entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement requires US Bridge NY to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, US Bridge NY must also pay timely all current payroll taxes. As of December 31, 1996, US Bridge NY has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. US Bridge NY is liable for approximately $441,583 of the total consolidated payroll taxes payable amounting to $537,564 at December 31, 1996.

          d) Due to Officer

     On May 13, 1996, an unrelated party loaned the Company's President $300,000 pursuant to a memorandum of understanding. The loan bears interest at 1% above prime, and its due 90 days from receipt of funds. Simultaneously therewith, the Company's President loaned the Company the $300,000. As collateral for the loan, 550,000 shares of the Company's common stock owned by the President were put in an escrow account. Upon the Company being listed on NASDAQ, the Company will liquidate such loan by releasing 400,000 shares from the escrow account to such unrelated party pursuant to Regulation "S" under the Securities Act of 1933, as amended. Accordingly, during September 1996, the Company released 400,000 shares to such unrelated party for satisfaction of the loan.

     Additionally, the Company's President issued to such unrelated party an option to purchase 600,000 share at $1.50 per share from the day the funds are received until 6 months after the Company attains NASDAQ listing. The option may be exercised at any time within the exercise period subject to a minimum bid price of $3 per share. Lastly, the Company's President may borrow an additional $100,000 under the same terms as discussed above for a period of 30 days.

     As of December 31, 1996, of the total due to related parties amounting to $488,311, $267,500 represents the remaining amount owed for the original $300,000 loan and the remaining balance amounting to $220,811 represents advances made by the President to the Company's subsidiaries which bear no interest and are due on demand.

NOTE 8       -    SUBSEQUENT EVENTS

            a)    Form S-8 registration statements

                  (i)   US Bridge NY

     During February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, US Bridge NY registered 125,000 common shares underlying options to purchase one share each of common stock of US Bridge NY to US Bridge NY's President pursuant to the 1994 Senior Management Incentive Plan. The options are exercisable at $1.10 per share (110% of the bid price on November 27, 1996) and expire on November 27, 2001.

                  (ii)  US Bridge Corp.

     During February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered a total of 686,617 common shares underlying options to purchase one share each of common stock of the company pursuant to the 1995 Senior Management Incentive Plan and Employee Stock Option Plan. Such options were issued to various individuals comprised of the Company's President, Secretary, Treasurer, and various key employees of the Company. The options are exercisable at various prices ranging from $1.10 each to $1.925 each.

ITEM 2 - MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On April 25, 1994, after giving effect to a 1-for-4 reverse stock split, the Company issued 2,820,000 and 720,000 shares, respectively, of its common stock to the stockholders of US Bridge NY and One Carnegie in exchange for all of their issued and outstanding shares. The acquisition by the Company has been treated as a recapitalization for accounting purposes. Accordingly, after such transaction and before US Bridge NY's private offering and initial public offering, US Bridge NY was a wholly owned subsidiary of the Company. As of December 31, 1996 US Bridge NY is a 50.1% owned subsidiary and One Carnegie is a wholly owned subsidiary of the Company.

     The following Management's discussion and analysis for the three and six months ended December 31, 1996 and 1995 are that of the Company's subsidiaries since the Company itself did not have any material operations of its own.

          RESULTS OF OPERATIONS

     Three months ended December 31, 1996 as compared to three months ended December 31, 1995.


     US Bridge NY recognizes revenue under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. The asset, costs and estimated earnings in excess of billings on uncompleted contracts, represents costs and estimated earnings in excess of amounts billed through December 31, 1996. Billings in excess of costs and estimated earnings on uncompleted contracts, represents billings which exceed costs and estimated earnings on individual uncompleted contracts through December 31, 1996.

     Contract revenues have increased by $1,701,296 or 183% to $2,631,390 from $930,094 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. This material increase is due to new contracts commencing toward the first quarter of the Company's fiscal year.

     General and administrative expenses include salaries, office overhead and costs associated with estimating and bidding activities. General and administrative expenses have increased by $105,934 or 15% to $791,373 for the three months December 31, 1996 from $685,439 for the three months ended December 31, 1995. The total increase amounting to $105,934 was attributable to primarily the increase in administrative personnel involved in the bidding process, and additional administrative duties involved with the increase in revenue.

     Six months ended December 31, 1996 as compared to six months ended December 31 1995

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                       NOTES TO THE CONSOLIDATED FINANCIAL
                                   STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

     Contract revenues have increased by $3,250,454 or 127% to $5,807,441 from $2,556,987 for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. This material increase is due to new contracts commencing toward the first quarter of the Company's fiscal year.

     General and administrative expenses include salaries, office overhead and costs associated with estimating and bidding activities. General and administrative expenses have increased by $87,498 or 6% to $1,459,784 for the six months December 31, 1996 from $1,372,286 for the six months ended December 31, 1995. The total increase amounting to $87,498 was attributable to primarily the increase in administrative personnel involved in the bidding process, and additional administrative duties involved with the increase in revenue.

      Liquidity and Capital Resources

     As of December 31, 1996, US Bridge NY has a backlog of approximately $14,313,000. Backlog represents the amount of revenue US Bridge expects to realized from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun.

     At December 31, 1996, the Company has a consolidated working capital of $1,966,125

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                       NOTES TO THE CONSOLIDATED FINANCIAL
                                   STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

     As of December 31, 1996, the Company's accounts receivable amounted to $6,880,663, of which approximately $940,000 or 14% has been collected through February 17, 1997.

     During December 1996, the US Bridge NY filed three separate mechanic's liens aggregating $3, 044,491 against two if its customers for non payment. Such amount is included in the contracts and retainage receivable amount. As of June 30, 1996 the US Bridge NY recorded an allowance against the accounts of these customers. No additional allowances have been recorded as of December 31, 1996.

     Net cash used for operating activities amounted to $168,475 for the six months ended December 31, 1996, as compared to $1,221,723 use of cash for the six months ended December 31, 1995. With regards to financing activities, the Company provided $151,532 of cash for the six months ended December 31, 1996. Such cash was provided primarily by loans from an officer of the Company.

     During September 1994, US Bridge NY entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement requires US Bridge NY to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, US Bridge NY must also pay timely all current payroll taxes. As of December 31, 1996, US Bridge NY has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. US Bridge NY is liable for approximately $441,583 of the total consolidated payroll taxes payable amounting to $537,564 at December 31, 1996.

     On October 12, 1995, in connection with the original acquisition of the property and equipment, One Carnegie signed with the lender a letter agreement revising the modification agreement discussed below. Pursuant to such letter agreement, One Carnegie was in default as of December 31, 1996. Accordingly, the mortgage has been classified as current at December 31, 1996, since One Carnegie has not paid the required monthly installments timely as stipulated in the letter agreement thereby allowing the lender to call the loan at anytime.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)





                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

     In January 1997, an action was commenced by The Ohio Bridge Corporation ("Ohio") against U.S. Bridge of N.Y., Inc. ("NY"), alleging that that NY has infringed its trademark "U.S. Bridge". In February 1997 NY filed an answer to the complaint. The action is presently in the discovery stage. Ohio is
requesting  injunctive  relief,   profits  obtained  by  use  of  the  name  and
compensatory damages. NY's defense is based upon its belief that the two companies do not compete against each other in the same industry and that Ohio does not use the trademark in order to sell, market or advertise its products.

ITEM 2 - Changes in Securities: None

ITEM 3 - Defaults Upon Senior Securities:None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

     On January 9, 1997, the Company held an annual meeting, at which time its stockholders (i) elected three directors to the Corporation's Board of Directors to hold office for a period of one year or until their successors are duly elected and qualified (ii) approved an amendment to the Corporation's Senior Management Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,000,000 to 2,000,000; and (iii) approved an amendment to the Corporation's Employee Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,000,000 to 2,000,000. At the meeting the stockholders approved the proposals by votes as follows:

                            Votes Cast            Withhold
         Nominees           For                   Authority to Vote

         Joseph M. Polito   5,760,628                2,100
         Ronald J. Polito   5,760,628                2,100
         Steven J. Polito   5,760,628                2,100

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

     The proposal to authorize the Corporation to ratify an amendment to the Corporation's Senior Management Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,000,000 to 2,000,000 received at least a plurality of the votes cast.

                           Votes Cast       Votes Cast
                               For            Against         Abstain
                           4,318,281        27,800               0

     The Proposal to ratify an amendment to the Corporation's Employee Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,000,000 to 2,000,000 received at least a plurality of the votes cast.

                           Votes Cast       Votes Cast
                               For            Against         Abstain
                           4,320,281        25,800               0

ITEM 5 - Other Information:None

ITEM 6 - Exhibits and Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                U.S. Bridge Corp.
                                  (Registrant)


February 21, 1997             /s/ Joseph Polito
         Date                 Joseph Polito
                              President


                              /s/ Ronald Polito
                              Ronald Polito
                              Treasurer