Form 10QSB
period 1997-03-31
U S BRIDGE CORP
filed 1997-05-22
CIK 846464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997
                          ----------------------------

                                                          or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: O-28140

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

                                         APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.001 per share: 6,527,147 shares outstanding as of March 31, 1997.

                                U.S. BRIDGE CORP.
                                      INDEX


PART 1 - FINANCIAL INFORMATION:

    ITEM 1 - Financial Statements
               Consolidated Balance Sheets (Unaudited)
                March 31, 1997 and June 30, 1996                                                         2

               Consolidated Statements of Operations (Unaudited)
                   for the Three Months Ended March 31, 1997 and 1996                                    3

               Consolidated Statements of Operations (Unaudited)
                  for the Nine Months Ended March 31, 1997 and 1996                                      4

               Consolidated Statement of Stockholders' Equity (Unaudited)
                  for the Nine Months Ended March 31, 1997                                               5

               Consolidated Statements of Cash Flows (Unaudited)
                  for the Nine Months Ended March 31, 1997 and 1996                                      6

                  Notes to Consolidated Financial Statements                                             7 - 10

    ITEM 2 - Management's Discussion And Analysis Of Financial
                            Condition And Results Of Operations                                          11 - 12

    PART 2 - OTHER INFORMATION

      ITEM 1 - Legal Proceedings                                                                         13

      ITEM 2 - Other Information                                                                         13

      ITEM 6 - Exhibits                                                                                  14


                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                            March 31,               June 30,
                                                                                              1997                      1996
                                 ASSETS
Current assets:
    Cash                                                                                       $347,287                $399,652
    Contracts and retainage receivable, net                                                    7,255,253               3,613,665
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                  1,388,696               2,433,524
    Other current assets                                                                          35,569                  55,116
                                                                                                  ------                  ------
         Total current assets                                                                  9,026,805               6,501,957

Property and equipment, net                                                                    2,909,277               3,042,090
Deferred Compensation, net                                                                         6,875                  33,000
Deferred consulting costs, net                                                                   158,333                 239,583
                                                                                                 -------                 -------

Total assets                                                                          $       12,101,290      $        9,816,630
                                                                                      =       ==========      =        =========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdrafts of $123,427
     and $63,274, respectively                                                        $        2,375,468      $          936,445
    Accrued expenses                                                                             586,351                 397,729
    Payroll taxes payable                                                                        665,240                 382,135
    Income taxes payable                                                                         301,000                     -
    Mortgage payable                                                                           2,735,531               2,735,531
    Notes payable                                                                                145,358                 145,837
    Due to officer and related parties                                                           453,311                 358,779
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                     29,459                  16,567
                                                                                                  ------                  ------
         Total current liabilities                                                             7,291,718               4,973,023
                                                                                               ---------               ---------

Minority interest                                                                              2,633,959               2,409,028

Commitments and contingencies (Note 6)                                                               -                       -

Stockholders' equity:
    Preferred stock, authorized 10,000,000, issued and outstanding -0- shares                        -                       -
    Common stock, $.001 par value, authorized 50,000,000 shares,
     issued and outstanding 6,527,147 and 6,162,530, respectively                                  6,131                   5,766
    Additional paid-in capital                                                                 2,898,090               2,641,002
    Accumulated deficit                                                                         (728,608)               (212,189)
                                                                                                --------                --------
         Total stockholders' equity                                                            2,175,613               2,434,579
                                                                                               ---------               ---------

Total liabilities and stockholders' equity                                            $       12,101,290      $        9,816,630
                                                                                      =       ==========      =        =========

           See notes to consolidated financial statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                             1997                   1996
                                                                             ----------             ----
         Revenue:
         Contract revenues                                        $       1,915,553         $      1,457,636
                                                                  -       ---------         -      ---------

         Total revenue                                                    1,915,553                1,457,636
                                                                          ---------                ---------

         Costs and expenses:
         Cost of contract revenues                                        1,156,070                  769,880
         General and administrative expenses                                743,692                  884,820
                                                                            -------                  -------
         Total costs and expenses                                         1,899,762                1,654,700
                                                                          ---------                ---------

         Loss from operations before interest expense,
          minority interest and provision for income taxes                   15,791                 (197,064)

         Interest expense                                                    77,368                  132,263
                                                                             ------                  -------
         Loss from operations before minority interest
          and provision for income taxes                                    (61,577)                (329,327)

         Minority interest in net (income) loss                             (57,219)                  73,907
                                                                            -------                   ------
         Loss before provision for income taxes                            (118,796)                (255,420)

         Provision for income taxes                                          76,445                      -
                                                                             ------                      -

         Net loss                                                 $        (195,241)        $       (255,420)
                                                                  =        ========         =       ========

         Net loss per common equivalent share:

         Loss from operations before minority interest
          and provision for income taxes                          $              (.01)      $              (.05)
                                                                  -------------------       -------------------

         Minority interest in net (income) loss                   $              (.01)      $               .01
                                                                  -------------------       -               ---

         Provision for income taxes                                            (.01)        $           -
                                                                               ----         -           -

         Net loss                                                 $            (.03)        $           (.04)
                                                                  =            ====         =           ====

         Weighted average number of common shares outstanding                     $         6,527,147              6,145,867
                                                                                  =         =========              =========

           See notes to consolidated financial statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                          1997                    1996
                                                                          ----                    ----
         Revenue:
         Contract revenues                                        $       7,722,994         $      4,014,623
         Rental income                                                          -                     82,000
                                                                                ---                   ------

         Total revenue                                                    7,722,994                4,096,623
                                                                          ---------                ---------

         Costs and expenses:
         Cost of contract revenues                                        5,170,187                1,973,327
         General and administrative expenses                              2,310,929                2,257,106
                                                                          ---------                ---------
        Total costs and expenses                                          7,481,116               4,230,433
                                                                          ---------               ---------

         Income (loss) from operations before interest expense, unusual item,
          minority interest and provision for income taxes                  241,878                 (133,810)

         Interest expense                                                   232,366                  421,938

         Unusual financing costs                                                -                    441,863
                                                                                ---                  -------

         Income (loss) from operations before minority interest
          and provision for income taxes                                      9,512                 (997,611)

         Minority interest in net (income) loss                            (224,931)                 159,975
                                                                           --------                  -------

         Loss before provision for income taxes                            (215,419)                (837,636)

         Provision for income taxes                                         301,000                      -
                                                                            -------                      -

         Net loss                                                 $        (516,419)        $       (837,636)
                                                                  =        ========         =       ========

         Net (loss) income per common equivalent share:

         Income (loss)  from operations before minority interest
                    and provision for income taxes                      $        Nil            $       (.17)
                                                                        =        ===            =       ====

         Minority interest in net (income) loss                   $            (.04)        $               .03
                                                                  =            ====         =               ===

         Provision for income taxes                               $            (.05)        $           -
                                                                  =            ====         =           =

         Net loss                                                 $            (.09)        $           (.14)
                                                                  =            ====         =           ====

         Weighted average number of common shares outstanding              6,499,369              6,145,867
                                                                           =========              =========

                 See notes to consolidated financial statements

     The Company was incorporated on September 4, 1990 and is a 47% owned subsidiary of U.S. Bridge Corp. ("Bridge Corp."). The Company's President is also the majority stockholder (69.5%) of Bridge Corp. and may be considered the beneficial owner of the Company.



                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at June 30, 1996, included in the Company's Annual Report Form 10K-SB, filed with the Securities and Exchange Commission.


NOTE 2       -    PAYROLL TAXES

                  During September 1994, the Company entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement required the Company to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, the Company must also pay timely all current payroll taxes. As of March 31, 1997 the Company has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. Payroll taxes payable, including accrued penalties and interest, amounted to $573,633 at March 31, 1997.

NOTE 3       -    DUE FROM/TO RELATED PARTIES

                                    As  of  March  31,  1997,  the  Company  has
                  advanced $44,124 to related Companies. Such advances are non-interest bearing and are due on demand.

                                    As of March 31, 1997 the Company's President
                  has advanced a total of approximately $273,788 to the Company. The remaining balance amounting to $5,934 represents advances from other related Companies. Such advances are non-interest bearing and are due on demand.

                  NOTE 4            -       STOCKHOLDERS EQUITY

                           a)       Issuance of common stock

                                    During  February 1997,  pursuant to Form S-8
                  Registration Statement filed with Securities and Exchange Commission, the Company registered 125,000 common shares underlying an option to the Company's President pursuant to the 1994 Senior Management Incentive Plan. The options were exercisable at $1.10 per share (110% of the bid price on November 27, 1996) and expire on November 27, 2001. These options were exercised March 27, 1997 resulting in the issuance of 125,000 shares of Common Stock.

NOTE 5       -    COMMITMENT AND CONTINGENCIES

                  a)       Lease agreement

                  The Company leases its administrative offices and storage space pursuant to a signed lease agreement with an affiliate owned by the Company's President. Such lease requires monthly payments of $20,000 and expires on March 31, 1998. Under such lease agreement, the Company is required to make future minimum lease payments as follows:

                                Year Ending
                                  June  30,
                                    1997                           $        60,000
                                    1998                                   180,000
                                                                          --------
                                    Total                          $       240,000
                                                                   =       =======

                  The Company also leases a yard for storage of material pursuant to an oral agreement with an unrelated party which requires monthly payments of $3,500. Accordingly, included in general and administrative expenses is rent expense which amounted to $70,500 for the three months ended March 31, 1997 and 1996 and $211,500 for the nine months ended March 31, 1997 and 1996. As of March 31, 1997, $440,000 of rent remains unpaid and is included in accounts payable.

                  b)                              Seasonality

                  The Company operates in an industry which may be seasonal, generally due to inclement weather occurring during the winter months. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities, the stage of completion of major projects and revenue recognition policies.

                   c)                             Bonding requirements

                  The Company is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, the Company has been able to sufficiently obtain bonding up to $10,000,000 per job for its private projects. The Company is continuously pursuing obtaining bonding for its governmental construction projects. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects.

            d)    Mechanic's lien

     During December 1996, the Company filed four separate mechanic's liens aggregating $3,044,491 against two of its customers for non payment. Such amount is included in the contracts and retainage receivable amount. As of June 30, 1996 the Company recorded an allowance against the accounts of these customers of approximately $1,000,000. No additional allowances have been recorded as of March 31, 1997. During, the three months ended March 31, 1997, three actions seeking to foreclose on the mechanics liens previously filed were commenced.



            e)    Legal Proceedings

     During January 1997, an action was commenced by the Ohio Bridge Corporation ("Ohio") against the Company. Ohio claims that the Company has infringed its trademark "U.S. Bridge". In February 1997, the Company filed an answer to the complaint. The action is presently in the discovery stage. Ohio seeks injunctive relief, profits obtained by the Company as a result of its use of the name, and compensatory damages. The Company's defense is based upon its belief that the two companies do not compete against each other in the same industry and that Ohio does not use the trademark in order to sell, market, or advertise its products.

     NOTE 6 -RELATED PARTY TRANSACTIONS

     a) Purchase of material and labor

     For the three months ended March 31, 1997 and 1996, the Company paid $33,500 and $310,767, respectively to U.S. Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. Amounts payable related to all of such transactions and included in accounts payable total $152,571 at March 31, 1997. Such amounts are non-interest bearing obligations. Said vendors are under the common control of the Company's majority stockholder.

     b) Rent expense

     Included in general and administrative expenses is rent expense paid pursuant to a signed lease agreement with a Company owned by the Company's majority stockholder. Such rent amounted to $60,000 and $180,000 for the three and nine months ended March 31, 1997 and 1996. Included in accounts payables as of March 31, 1997 is $440,000 representing unpaid rent to such affiliated entity.

     c) Due to/from related parties

     As of March 31, 1997, the Company has advanced $44,124 to related Companies. Such advances are non-interest bearing and are due on demand.

     As of March 31, 1997 the Company's President has advanced a total of approximately $273,788 to the Company. The remaining balance amounting to $5,934 represents advances from other related Companies. Such advances are non-interest bearing and are due on demand.

     ITEM 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations

                  RESULTS OF OPERATIONS

     The Company recognizes revenue under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. The asset, costs and estimated earnings in excess of billings on uncompleted contracts, represents costs and estimated earnings in excess of amounts billed through March 31, 1997. Billings in excess of costs and estimated earnings on uncompleted contracts, represents billings which exceed costs and estimated earnings on individual uncompleted contracts through March 31, 1997.

                  Company Background

     The Company's operations are substantially controlled by Mr. Polito since he owns approximately 69.5% of the outstanding shares of U.S. Bridge Corp.
("Bridge") and may be considered the beneficial owner of the shares of the Company owned by Bridge. Mr. Polito is also a 100% shareholder of R.S.J.J. Realty Corp. ("RSJJ"). RSJJ leases the administrative offices and storage space to the Company at a cost of $20,000 per month pursuant to a signed lease agreement expiring on March 31, 1998. Lastly, Mr. Polito has ownership interests in Waldorf Steel Fabricators, Inc. (which ceased operations on August 1, 1995), Crown Crane, Inc., Atlas Gem Leasing, Inc., Atlas Gem Erectors Co., Inc. and Gem Steel Erectors.

     Three months ended March 31, 1997 as compared to three months ended March 31, 1996

     Contract revenues have increased by $518,634 or 37% to $1,915,553 from $1,396,919 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This material increase is due to new contracts commencing toward the first and second quarter of the Company's fiscal year.

     The Company's gross profits for the three months ended March 31, 1997 is 41% as compared to the three months ended March 31, 1996 which was 33%. This increase in gross profit amounting 8% is primarily due to the Company revising its contract cost estimates.

     For the three months ended March 31, 1997 and 1996, the Company paid $33,500 and $310,767, respectively to U.S. Bridge of Maryland, Inc. ("US Bridge MD") for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of Bridge. Amounts payable related to all of such transactions and included in accounts payable total $152,571 at March 31, 1997. Such amounts are non-interest bearing obligations. Said vendors are under the common control of the Company's majority stockholder.

     General and administrative expenses include salaries, office overhead and costs associated with estimating and bidding activities. General and administrative expenses have decreased minimally by $25,194 or 4% to $593,958 for the three months March 31, 1997 from $619,152 for the three months ended March 31, 1996.

     Nine months ended March 31, 1997 as compared to nine months ended March 31, 1996

     Contract revenues have increased by $3,821,136 or 99% for the nine months ended March 31, 1997 to $7,691,412 as compared to the contract revenue for the nine months ended March 31, 1996 of $3,870,276. This increase is a direct result of the company obtaining additional contracts during the year. Towards the latter part of the year ended June 30, 1996 the Company obtained new contracts and additional change orders to previous contracts amounting to approximately $22,500,000.

     The Company's gross profits for the nine months ended March 31, 1997 is 32% as compared to the nine months ended March 31, 1996 which was 35%. The decrease in gross profit is due to the Company revising its contract cost estimates for jobs coming to an end in the current period, pursuant to the percentage of completion method. In addition, the Company did not recognize revenue related to profit sharing on certain projects during the nine months ended March 31, 1997.

     General and administrative expenses have decreased by $63,500 or 4% to $1,665,197 for the nine months ended March 31, 1997 from $1,728,697 for the nine months ended March 31, 1996. The total decrease amounting to $63,500 is mainly attributable to decrease in office overhead.

     As of March 31, 1997, the Company has a backlog of approximately $13,273,000. Backlog represents the amount of revenue the Company expects to realized from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun.

     Liquidity and Capital Resources

     At March 31, 1997, the Company has working capital of $5,089,553.

     As of March 31, 1997, the Company's accounts receivable amounted to $7,140,332 of which approximately $886,000 or 12% has been collected through May 7, 1997. During December 1996, the Company filed three separate mechanic's liens aggregating $3,044,491 against two of its customers for non payment. Such amount is included in the contracts and retainage receivable amount. As of June 30, 1996 the Company recorded an allowance against the accounts of these customers of approximately $1,000,000. No additional allowance has been recorded as of March 31, 1997.

     Net cash used for operating activities amounted to $97,083 for the nine months ended March 31, 1997 as compared to a use of cash of $1,804,451 for the nine months ended March 31, 1996. With regards to financing activities, the Company provided $224,963 of cash for the nine months ended March 31, 1997. Such cash was provided primarily by loans from stockholder and other related parties.

     During September 1994, the Company entered into an installment agreement with the I Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement required the Company to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, the Company must also pay timely all current payroll taxes. As of March 31, 1997 the Company has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. Payroll taxes payable, including accrued penalties and interest, amounted to $573,633 as of March 31, 1997.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

         In January 1997, an action was commenced (by the filing of a complaint) by The Ohio Bridge Corporation ("Ohio") against the Company. Ohio claims that the Company has infringed its trademark "U.S. Bridge." In February 1997, the Company filed an answer to the complaint. The Company continues to defend against the action, which is now in the discovery phase. Ohio seeks injunctive relief, profits obtained by the Company as a result of the use of its name, and compensatory damages. The Company's defense is based upon its belief that the two companies do not compete against each other in the same industry and that Ohio does not use the trademark in order to sell, market, or advertise its products.

         Three actions seeking to foreclose on four mechanics liens (three of which were previously filed by the Company, the fourth of which was filed by McKay Enterprises, Inc., a general contractor for whom the Company was a subcontractor) were commenced by the Company within the last three months. On February 25, 1997, the first such action was commenced in New York State Supreme Court, Kings County. The action names the Company and Metro Steel Structures, Ltd. as plaintiffs and Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland as defendants.

         The second action was commenced in New York State Supreme Court, Queens County on February 26, 1997. It names the Company, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland as defendants.

         The third action was commenced on or about May 13, 1997 in New York State Supreme Court, Suffolk County and names the Company as plaintiff and Kiska Construction Corp., the State of New York, acting through the New York State
Comptroller, the New York State Department of Transportation, and Seaboard Surety Company as defendants.

         Counsel retained to handle this matter, Congdon, Flaherty, O'Callahan, Reid, Donlon, Travis & Fishlinger, advises that Perini, against whom the Company filed three liens, has not as yet interposed answers to the aforesaid actions.

ITEM 2 - Changes in Securities: None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders: None

ITEM 5 - Other Information

         Upon unanimous written consent of the Company's Board of Directors, the Company authorized the issuance to its President, Joseph M. Polito, of options to purchase 125,000 shares of the Company's Common Stock. Mr. Polito purchased the shares on March 25, 1997, pursuant to an Option Agreement authorized by the Company's 1994 Senior Management Incentive Plan, for $1.10 per share (110% of the bid price on November 27, 1996). Pursuant to Form S-8, Registration Statement filed with the Securities Exchange Commission in February, 1997, the Company registered the sale by Mr. Polito of these shares. The shares were sold in two transactions (one consisting of the sale of 65,000 shares; the other of 60,000 shares) on March 31, 1997.

ITEM 6 - Exhibits and Reports on Form 8-K:  None

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           U.S. Bridge of N.Y., Inc..
                                  (Registrant)


Dated:   May 15, 1997                                /s/ Joseph Polito
                                                     Joseph Polito
                                                     President



                                                     /s/ Ronald Polito
                                                     Ronald Polito
                                                     Treasurer