Form 10QSB/A
period 1997-03-31
U S BRIDGE CORP
filed 1997-05-27
CIK 846464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB\A

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


                                                      U.S. Bridge of N.Y., Inc..
                                                                    (Registrant)


Dated:   May 23, 1997                                /s/ Joseph Polito
                                                     Joseph Polito
                                                     President



                                                     /s/ Ronald Polito
                                                     Ronald Polito
                                                     Treasurer

                                 EXHIBIT 10.15

                    AGREEMENT FOR DEED IN LIEU OF FORECLOSURE


     This Agreement for Deed in Lieu of Foreclosure ("Agreement") is made and entered into as of this 31st day of December, 1996, by and between 1 CARNEGIE COURT ASSOCIATES, Th~ C., a Maryland corporation ("Borrower"), and TRINITY INDUSTRIES, INC., a Delaware corporation ("Note holder").

     WHEREAS, Note holder is the owner of the indebtedness (the "Indebtedness") evidenced by a Promissory Note dated January 15, 1991, in the original principal amount of $3,000,000 (as the same may have been amended, the "Note"), made by Borrower, and payable to the order of the Note holder;

     WHEREAS, the Note is secured to the extent of $2,500,000 by, among other things, a Deed of Trust and Security Agreement (as the same may have been amended, the "Deed of Trust") (collectively, the Note and the Deed of Trust Will sometimes be referred to herein as the "loan Documents") from Borrower to Mark
T. Story and Frank B Stevenson, trustees, dared January 15, 1991 and recorded among the ~and Records of Charles County, Maryland in Liber 1524, folio 136, encumbering, among other ~things, the land, improvements, and other property owned by tile Borrower and located m Charles County, Maryland and legally described~ed in exhibit A hereto (the "Property");

     WHEREAS, Borrower is the owner of fee simple title to the Property;

     WHEREAS, Borrower is currently in default under the Note and Deed of Trust entitling Note holder to foreclose the Deed of Trust;

     WHEREAS, because of ~he Borrower's default the entire unpaid balance of the Note (in an amount of $2,947,877.71 ~principal of $2,735,531~67 and accrued interest of $212,346.04) as of December 27, 1996 - exclusive of fees or out of pocket expenses) and all other sums owing under the ~an Documents is due and payable arid remains unpaid as of the date of this Agreement;

     WHEREAS, the fair market value of the Property does not exceed the total outstanding balance on the Note;

     WHEREAS, Borrower has offered and Note holder has agreed to accept (i) a promissory note from the Borrower to the Note holder in the amount of $150,000;
(ii) a guaranty from Joseph Polito ("Polito") and Atlas~Gem Erectors Co., Inc. ("Atlas-Gem"); and (in) a deed to the Property, in lieu of foreclosure, according to the terms and conditions set forth hereinafter

     NOW, THEREFORE, in consideration of the foregoing, and the mutual covenants and undertakings set forth herein, the receipt, adequacy and sufficiency of which are hereby acknowledged, the pat"ties hereto agree:

     1. Affirmation of Recitals. The recitals set forth above are true and correct and are incorporated herein by this reference.

     2- Deed and Assignment Documents. At Closing, Borrower shall execute (or cause the execution of) and deliver ro Note holder or its nominee (a) a Deed and accompanying Estoppel Affidavit in the form of Exhibit B-i hereto conveying the Property ("Deed"); ~) a Bill of Sale and Assignment in the form of Exhibit B-2 ("Bill of Sale") hereto; (c) the Promissory Note in the form of Exhibit B-3 (the ~Promissory Note") hereto; and (d) the Guaranty in the form of Exhibit B-4 (the "Guaranty"). The Deed Bill of Sale, Promissory Note and Guaranty are hereinafter collectively referred to as the "Conveyance Documents".

     3. Closing~. The consummation of the conveyance of the Property contemplated under this Agreement (the "Closing") shall occur on a date mutually agreed upon by Note holder and Borrower (the "Closing Date"). The Closing shall take place at the offices of Thompson Hine & Flory LL? in Washington, D.C., unless otherwise agreed by Borrower and Note holder.

     4. Inspection. Note holder shall have the right, at Note holder's sole cost and expense, to examine and inspect the Property at any reasonable time.

     5. Review and Inspection Period. Note holder shall have a period commencing on the date of this Agreement and ending on Closing Date (the "Inspection Period"), within which to inspect the Property and conduct, at Note holder's sole cost and expense, such engineering, soils, environmental, marketing and economic feasibility studies as Note holder shall deem appropriate, and to decide, in Note holder's sole discretion, whether the Property is satisfactory to Note holder so as to proceed with the Closing. If, based upon its review, Note holder decides not to proceed to purchase the Property under this Agreement, then Note holder shall give written notice to Borrower within said Inspection Period and this Agreement shall terminate, whereupon neither party shall have any further rights or obligations pursuant to this Agreement. If the written notice of termination is not given to Borrower within the Inspection Period, this condition and any and all objections with respect to the review and inspection described herein shall be deemed to have been waived by Note holder for all purposes.

     6 Release.

     (a)On the Closing Date, Note holder and Borrower shall execute a Mutual Release in the form of Exhibit C hereof (the "Mutual Release"), and Borrower shall cause the execution of the Mutual Release by Polito and Atlas-Gem Except as provided in the Mutual Release, the documents delivered in accordance with this paragraph shall not affect nor impair any obligation or liability hereunder or under any other document delivered pursuant hereto. Furthermore, except as provided in the Mutual Release, the Indebtedness evidenced by the Note and the lien of the Deed of Trust are not discharged, released or compromised as a claim which can be realized from and a lien on the Property and all improvements thereon

     (b)Notwithstanding the provisions of Paragraph 6(a) above, Note holder reserves, on its own behalf and on behalf of its designee, the right to sue (including, without limitation, the right to counterclaim against) Borrower to the full extent of any indemnification (as more fully set forth herein) obligation of Borrower under this Agreement or pursuant to the instruments, documents, or agreements delivered pursuant to this Agreement and/or by reason of causes of action arising out of:

     (i)Any breach of the covenants, representations, warranties and/or agreements set forth in this Agreement and/or in any other instrument, document or agreement delivered to Note holder in accordance with the terms and provisions hereof or in connection with the closing; and/or

     (ii) fraud.

     (c)In addition, any release of claims contemplated by Paragraph 6(a) will be null, void, and of no force and effect, if:

     (i)Borrower commences any action, suit, or proceeding against Note holder, Note holder's designee, or any affiliate of Note holder in connection with this Agreement seeking to rescind this transaction (in whole or in part) Of attacking its validity (in whole or in part); or

     (ii)Borrower files or there is filed against Borrower a petition under ally chapter or section of Title 11 of the United States Code, as amended ("Bankruptcy Code"). Furthermore, Note holder shall have the night to sue (including, without limitation, the right to counterclaim against) Borrower if Borrower is a necessary or reasonably necessary patty in any action brought against Note holder or any affiliate of Note holder, or, without causing Borrower to be personally liable for any deficiency or any other sum due in connection the Note, to the extent necessary in Note Holder's reasonable judgment to name Borrower as a party defendant in connection with the foreclosure of the Deed of Trust.

     7 Merger The parties further acknowledge and agree that the interests of the Note holder in the Property created by all of the conveyances provided for herein will not merge with the interests of the Note holder in the Property created by the Deed of Trust. Except as provided in the Mutual Release. it is the express intention of each of the parties (and all of the conveyances provided for herein will so recite) that such interests of the Note holder in the Property will not merge, but be and remain at all times separate and distinct, notwithstanding any union of said interests in the Note holder at any time by purchase, termination or otherwise and that the lien held by the Note holder against the Property created by the Deed of Trust will remain at all times valid and continuous.

     8. Absolute Conveyance. Borrower acknowledges and agrees that the conveyance of the Property to Note holder or its nominee in accordance with the terms of this Agreement is an absolute conveyance of all the right, title and interest of Borrower and all parties claiming by, through or under Borrower in and to the Property, in fact as well as in form, and was not, and is not now, intended as a mortgage, trust conveyance, deed of trust or security instrument of any kind, that the consideration for such conveyance is exactly as recited herein,- and that Borrower has no further right, title, interest, claim lieu or right to redeem in and to the Property or to the proceeds and profits which may be derived therefrom, of any kind, nature or description whatsoever.

     9 Organizational Documents~ Upon execution and delivery of this Agreement, Borrower shall deliver to Note holder or its nominee a certified copy of the organizational documents by which Borrower is organized, including a certified copy of Borrower's Articles of Incorporation and executed copies of all resolutions and other authorizations necessary to evidence the authorization of the transactions provided for hereby and the power of the persons executing this Agreement, the Conveyance Documents and the Solvency Affidavit (as defined below) to bind Borrower.

     10 Corporate Documentation. Borrower represents and warrants that U.S. Bridge Corp., a Delaware corporation, is the sole stockholder of Borrower, that such entity owns its interest for its own account and that no other person or entity has any interest, beneficial or otherwise, in such interest or any right of distribution related thereto.

     l1 Title Insurance. Note holder has obtained a title insurance commitment from Chicago Title Insurance Company ("Title Insurer"), commitment no 96~6~1061, proposing to insure title in favor of Note holder. It is a condition to Note holder's obligations hereunder that Title Insurer issue a policy to Note holder or its nominee coveting the date of recording of the Deed in the amount of Three Million Dollars ($3,000,000) insuring title to the Property in favor of Note holder or its nominee free of all claims, liens or encumbrances other than as set forth in Exhibit D hereto. The title policy shall expressly insure over any creditor's rights or insolvency exceptions contained in such policy. The title policy shall also contain extended coverage over all general exceptions and such additional endorsements as may be required by Note holder. If required by the Title Insurer as a condition to the issuance of such policy in form acceptable to Note holder, Borrower shall execute arid deliver such affidavits as may be required conveyed that fee simple title has been conveyed by the Deed and is not subject to defeasance or to any equitable claim or interest of Borrower.

     12 Borrower's Representations and Warranties. As of the date of this Agreement and the Closing Date, Borrower hereby represents and warrants to Note holder the following and acknowledges that Note holder is relying on such matters as a material inducement to the agreements contained herein. Borrower further agrees to indemnify Note holder and its nominee and any assignee of such parties from any and all losses, costs, damages and claims resulting or arising from any breach of such representations and warranties, including consequential damages and attorneys' fees.

     (a) There are no existing leases or occupancy agreements for any portion of the Property other than those described in Exhibit B-5 hereto All of such leases described on Exhibit B-S hereto (i) are free of default by landlord arid tenant,
(ii) are for the terms set forth therein, (iii) have no renewal options or cancellation rights in favor of tenants other than as set forth therein, (iv) are to tenants who are occupying arid have accepted their premises without condition or inducement except as stated therein, (v) contain no requirements for the completion of any work or the making of any contribution of the cost of any work in the leased premises not completed full to the satisfaction of tenant.

     (b) There are no existing agreements, in writing or otherwise ~o sell the Property or any portion thereof or granting options to purchase or rights of first refusal with respect to sale of Property.

     (c) No work has been done at the Property. and there are no outstanding contracts or agreements for work at the Property which do or would give rise to mechanic's liens against the Property There are no outstanding management fees or accrued obligations to any manager which would give rise to a lien against the Property.

     (d) Except as Note holder may have expressly agreed to accept arid assume by being expressly identified in Schedule 2 of the Bill of Sale on or before the Closing, there are no service contracts or utility agreements or other contracts or agreements affecting or relating to any portion of the Property which will be binding upon Note holder or its nominee from and after the date hereof, and all utility bills and service contracts affecting or relating to any portion of the Property are paid in full.

     (e) Borrower (i) is duly organized and validly existing as a corporation under die laws of die State of Maryland and has full power and authority to enter into this Agreement, execute the Conveyance Documents and perform its obligations hereunder and (ii) upon the payment of all personal property taxes and any penalties and interest accrued thereon (not to exceed a total of ~45,557.57), to the best of Borrower's knowledge, Borrower shall be in good standing under the laws of the State of Maryland.

     (f) The execution and delivery of this Agreement and consummation of the transactions contemplated hereby in fulfillment of or in compliance with the terms and conditions hereof do not conflict with or result in a breach of any of the terms, conditions or provisions of any other agreement or instrument to which borrower or the Property is bound.

     (g) Borrower has no knowledge of any violations of and has not received written notice from any governmental authority concerning any environmental, pollution, health, fire, safety, building, engineering or zoning code violations with respect to die Property or any portion thereof Improvements on the Property are structurally sound The Property and all improvement thereon contain no asbestos, asbestos containing~g materials, PCB's or other materials defined as "hazardous substances under ~y federal, State or municipal laws and no tenants of the Property have conducted or are conducting any activity on the Property involving the use, storage or transportation of the "hazardous substances" as so defined.

     (h) There is no pending or contemplated condemnation of any portion of the Property or possible widening of any streets abutting the Property.

     (i) No broker has been involved in the transactions provided hereby and no brokerage commissions are due to any parry as a result of these transactions.

     (j) There is no pending or threatened litigation or other proceeding before any court or governmental agency affecting or relating ro Borrower or the Property

     (k) Borrower has received no written notice of any change in real estate tax assessment or imposition of special assessment.

     (1) All amounts due by Borrower for state and/or county income, personal property and sales taxes have been paid and no claim has been asserted by any governmental entity or agency with respect to such matters, except for the Personal Property Lien #1791 filed June 6, 1995 in the amount of Thirty-Eight Thousand Eight Hundred Seven and 45/100 Dollars ($38, 807~45).

     (m) Borrower ha~ paid or has sufficient hinds to pay all creditors and other parties having claims against Borrower. All amounts due for employee withholding or payroll taxes have been fully paid.

     (n) 'borrower has paid all real estate taxes due in connection with the Property and all fees for licenses and permits that benefit the Property or permit the use thereof as currently used, except for the Ninety-five Thousand Two Hundred Ninety-Seven and 04/100 Dollars ($95,297.04) that is required to be paid to Char~es County, Maryland to redeem the Property.

     (o) Borrower has not executed any UCC Financing Statements or to its knowledge had entered against it any judgment which are not reflected in the searches attached hereto as Exhibit E.


                                        S

     (p) None of Borrower or any of its subsidiaries, affiliates, officers, directors, agents, employees, servants, attorneys or representatives has any claim, deed, action, cause of action or suit against any of the Released Lender Parties, as deemed in Exhibit C hereto, for or by reason of any matter, cause or thing whatsoever occurring prior to the Closing Date.

     (q) All of the tangible personal property conveyed by Note holder to Borrower under that certain Bill of Sale dated as of November 27, 1990 executed by Note holder in favor of Borrower is situated on the Property and is in good operating condition.

     (r) Except for the $l5,897.89. that is required to be paid to the St. Charles Business Park Association, Inc., there are no attachments, executions, judgments, orders, receiverships, actions, suits or proceedings of any nature before any court or governmental agency or body or otherwise that affect the Property or the operation, marketing or ownership thereof (including, without limitation, any eminent domain or condemnation proceedings, quiet title actions, or mechanic's lien actions).

     13-Contracts. At Closing. Borrower shall deliver to Note holder a certified copy of all service contracts, utility agreements and other contracts or agreements which Note holder has expressly agreed to accept and assume by being expressly identified in Schedule 2 of the Bill of Sale, together with evidence that all amounts due thereunder through the date hereof have been paid in full.

     14.Opinion ~letter At Closing, Borrower shall provide Note holder with an opinion of its counsel affirming that (a) Borrower is a validly existing corporation, organized or incorporated under the laws of the State of Maryland. ~) Borrower has power and authority to enter into this Agreement and to execute and deliver the Conveyance Documents and all other documents being executed and delivered, (c) counsel has no knowledge of any inaccurate or misleading statements in the Solvency Certificate in the form of Exhibit F hereto and delivered in connection herewith, (d) upon recording the Deed in accordance with the terms of this Agreement but assuming Borrower has good title to the Property subject only to matters not affecting marketability), Note holder or its nominee will be vested with title to the Property free and clear of any equitable claim or interest of Borrower or any party claiming by, through or under Borrower, (e) all consents and approvals required by the terms of Borrower's organizational documents, or by the terms of any other agreements to which Borrower is subject or bound have been obtained unconditionally, and (f) counsel has been advised by Borrower that the Conveyance Documents are being delivered to Note holder voluntarily and without undue influence or duress with the intent to convey title to the Property to Note holder and counsel has no knowledge that such advice is not true. Such opinion shall also affirm that such counsel has discussed this Agreement with the Borrower and advised them that the Conveyance Documents will Vest title to the Property in Note holder or its nominee if the parties intend that the Conveyance Documents have such effect.

     15.Casualty In the case of damage or destruction to the Property before closing, Borrower shall promptly give Note holder written notice of that damage or destruction, together with such reasonable details of which Borrower may have knowledge, including, without limitation, an estimate of the reasonable and necessary cost of restoration of the Property as nearly as practicable to its condition immediately before that damage or destruction After Borrower's notice is given. Note holder, at its sole discretion, may terminate this Agreement by giving written notice of termination to Borrower on or before the Closing Date without further obligation under this Agreement, or if Note holder shall elect not to so terminate this Agreement, the parties to this Agreement shall close the transaction contemplated by this Agreement in accordance with the terms of this Agreement and shall receive from Borrower an assignment by Borrower of all insurance proceeds. including rental loss insurance proceeds for the period from and after the Closing Date until the Property is fully restored, for such damage or destruction.

     16 Condemnation. If, before the Closing Dare, written notice shall be received by Borrower of any action, suit, or proceeding to condemn or take all other or any part of the Property under the powers of an eminent domain, Borrower shall promptly send written notice thereof to Note holder, and Note holder shall have the right to terminate its obligations under this Agreement by notice in writing to Borrower given on or before the Closing Date. If die Note holder shall not elect to terminate ~ obligations under this Agreement under this paragraph, Note holder shall receive an absolute assignment on the Closing Date of the entire proceeds of or right to the condemnation award Borrower shall convey the Property less that part so taken or subject to the condemnation proceeding, as the case may be.

     17 Note holder's Liability If this Agreement is terminated before the Closing Date for any reason whatsoever, Note holder will not be liable for any obligations under this Agreement. it is acknowledged that Note holder has, and will continue to incur, substantial expenses from the da~e of this Agreement for the purpose of completing this transaction and the Note holder's incurring of such expenses constitutes fair, adequate, sufficient, and good consideration. Nothing contained in this Agreement modifies the Loan Documents or shall be deemed to waive. modify, or limit any of Note holder's rights and remedies being expressly reserved Nothing contained in this Agreement will be construed, before closing, as a waiver of any defaults by Borrower under the Loan Documents Lender reserves the right at any time before closing to enforce any or all of its rights and remedies arising under the Loan Documents or otherwise pursuant to law or equity without notice. in no event shall Note holder following closing, be personally or individually liable for any obligation set forth in this Agreement.

     18.Third-Parties.  By execution of this  Agreement  and  acceptance  of the

Conveyance Documents. Note holder or its nominee do not intend to assume and are not hereby assuming any obligation to any third party. No third party shall be deemed a beneficiary of this Agreement or any Conveyance Documents.

     19.Further Assurances. The parties hereto agree to execute all other documents and agreements and transfer declarations required to fully effectuate the transactions provided for hereby. Such additional documents include, without limitation, documents which may be required by the Title Insurer in connection with the issuance of the title insurance policy provided for in paragraph 11 hereof.

     20.Successors and Assigns. This Agreement is and shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

     21.Agreement. The parties hereto acknowledge that each has been represented by and consulted with its respective attorney in connection herewith and that they have read, understand and intend to be bound by this Agreement and all terms and conditions herein contained. The parties further acknowledge that all terms, conditions and agreements contained herein represent their voluntary decisions, free of any duress or undue influence or other conduct which would render any such term, conditions or agreement void or voidable.

     22.Authorization. Each person executing this Agreement on behalf of a party hereto, for himself and on behalf of the party for which he is executing, represents and warrants that he has received all necessary' authority and has the power and authority to do so.

     23.Governing~ law. The validity, interpretation, effect and enforce ability of this Agreement shall be governed by the laws of the State of Maryland.

     24.Entire Agreement. This Agreement contains and states the entire agreement of the parties hereto with regard to the subject matter hereof. All prior understandings and agreements between the parties hereto, if any, are merged into and with this Agreement, which fully, completely and accurately states and expresses their entire understanding and agreement with regard to the subject matter hereof; provided, however, that, except as provided in the Mutual Release, the Deed of Trust and Note shall remain in fi~ force and effect. The parties hereto acknowledge that. except as expressly set forth herein, no representations or promises, whether express, implied or otherwise, of any kind, nature or description whatsoever have been made to the them, as an inducement to entering into this Agreement or otherwise, by any other patty or partner, director, officer. shareholder, employee, agent or attorney of any other patty.

     25.Survival. The representations and warranties contained herein shall survive the execution arid delivery of this Agreement.

     26.Counterparts. This Agreement may be executed in one or more counterparts, any one of which need not contain the signature of more than one party and all of which taken together shall constitute one and the same agreement. This Agreement shall become effective when fully executed and delivered by all parties hereto whether in one or more counterparts.

     27.Captions. The caption, section numbers, and article numbers appearing in this Agreement are inserted only as a matter of convenience and do not defrne, limit, construe, or describe the scop~ or intent of the paragraphs or articles of this Agreement nor in any way affect this Agreement.

    28. Appointment of Designee. Note holder hereby reserves the right to appoint a designee or designees to accept tide to the Property at the time of Closing Such designee may take the form of a trust, corporation, limited liability company, or a partnership. Borrower hereby agites that all representations, warranties, covenants, and indemnifications shall inure to the benefic~ of Note holder and such designee or designees and their respective successors and assigns.

     IN WITNESS WHEREOF the parties hereto have caused this Agreement to be executed and delivered effective as of the day and year first above written.


                                                                       BORROWER:



                                            1 CARNEGIE COURT ASSOCIATES, INC., a
                                                            Maryland corporation


                                                                    NOTE HOLDER:

                                                     TRINITY INDUSTRIES, INC., a
                                                            Delaware corporation
                                                                      By: (SEAL)
                                                  F. Dean Philips Vice President

ACKNOWLEDGED BY THE
GUARANTORS OF THE NOTE:

                              SCHEDULE OF EXHIBITS




Exhibit A                   Legal Description
Exhibit B-i                 Deed and Estoppel Affidavit
Exhibit B-2                 Bill of Sale and Assignment
Exhibit B-3                 Promissory Note
Exhibit Be                  Guaranty
Exhibit B-5                 Existing Leases or Occupancy Agreements
Exhibit C                   Mutual Release
Exhibit D                   Permitted Title Exceptions
Exhibit E                   UCC and Judgment Searches
Exhibit F                   Solvency Certificate