Form 10QSB/A
period 1997-03-31
U S BRIDGE CORP
filed 1997-06-03
CIK 846464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997
                   -------------------------------------------

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission File Number: 0-28140


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

                                U.S. BRIDGE CORP.
                                      INDEX


PART 1 - FINANCIAL INFORMATION:

    ITEM 1 - FINANCIAL STATEMENTS
         Consolidated Balance Sheets (Unaudited)
          March 31, 1997 and June 30, 1996                                                                  1

         Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended March 31, 1997 and 1996                                                2

         Consolidated Statements of Operations (Unaudited)
           for the Nine Months Ended March 31, 1997 and 1996                                                3

         Consolidated Statement of Stockholders' Equity (Unaudited)
           for the Nine Months Ended March 31, 1997                                                         4

         Consolidated Statements of Cash Flows (Unaudited)
           for the Nine Months Ended March 31, 1997 and 1996                                                5

         Notes to Consolidated Financial Statements                                                         6 - 10

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                                         11 - 12

PART II - OTHER INFORMATION

    ITEM 1 - Legal Proceedings                                                                              13

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                            March 31,               June 30,
                                                                                              1997                      1996
                                         ASSETS
Current assets:
    Cash                                                                                       $347,287                $399,652
    Contracts and retainage receivable, net                                                    7,255,253               3,613,665
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                  1,388,696               2,433,524
    Other current assets                                                                          35,569                  55,116
                                                                                      ------------------      ------------------
         Total current assets                                                                  9,026,805               6,501,957

Property and equipment, net                                                                    2,909,277               3,042,090
Deferred Compensation, net                                                                         6,875                  33,000
Deferred consulting costs, net                                                                   158,333                 239,583
                                                                                      ------------------      ------------------

Total assets                                                                          $       12,101,290      $        9,816,630
                                                                                      ==================      ==================


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdrafts of $123,427
     and $63,274, respectively                                                        $        2,375,468      $          936,445
    Accrued expenses                                                                             586,351                 397,729
    Payroll taxes payable                                                                        665,240                 382,135
    Income taxes payable                                                                         301,000                     -
    Mortgage payable                                                                           2,735,531               2,735,531
    Notes payable                                                                                145,358                 145,837
    Due to officer and related parties                                                           453,311                 358,779
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                     29,459                  16,567
                                                                                      ------------------      ------------------
         Total current liabilities                                                             7,291,718               4,973,023
                                                                                      ------------------      ------------------

Minority interest                                                                              2,633,959               2,409,028

Commitments and contingencies (Note 6)                                                               -                       -

Stockholders' equity:
    Preferred stock, authorized 10,000,000, issued and outstanding -0- shares                        -                       -
    Common stock, $.001 par value, authorized 50,000,000 shares,
     issued and outstanding 6,527,147 and 6,162,530, respectively                                  6,131                   5,766
    Additional paid-in capital                                                                 2,898,090               2,641,002
    Accumulated deficit                                                                         (728,608)               (212,189)
                                                                                      ------------------      ------------------
         Total stockholders' equity                                                            2,175,613               2,434,579
                                                                                      ------------------      ------------------

Total liabilities and stockholders' equity                                            $       12,101,290      $        9,816,630

           See notes to consolidated financial statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                                   1997                  1996

         Revenue:
         Contract revenues                                                 $       1,915,553         $     1,457,636


         Total revenue                                                             1,915,553               1,457,636


         Costs and expenses:
         Cost of contract revenues                                                 1,156,070                 769,880

         General and administrative expenses                                         743,692                 884,820
                                                                           -----------------         ---------------
         Total costs and expenses                                                  1,899,762               1,654,700


         Loss from operations before interest expense,
          minority interest and provision for income taxes                            15,791                (197,064)


         Interest expense                                                             77,368                 132,263
                                                                           -----------------         ---------------
         Loss from operations before minority interest
          and provision for income taxes                                             (61,577)               (329,327)

         Minority interest in net (income) loss                                      (57,219)                  73,907

         Loss before provision for income taxes                                     (118,796)               (255,420)


         Provision for income taxes                                                   76,445                     -


         Net loss                                                          $        (195,241)        $      (255,420)


         Net loss per common equivalent share:

         Loss from operations before minority interest
         and provision for income taxes                                    $            (.01)        $          (.05)


         Minority interest in net (income) loss                                         (.01)         $           .01


         Provision for income taxes                                                     (.01)        $          -


         Net loss                                                          $            (.03)        $          (.04)


         Weighted average number of common shares outstanding               $       6,527,147               6,145,867

           See notes to consolidated financial statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                                   1997                    1996

         Revenue:
         Contract revenues                                                 $       7,722,994         $     4,014,623

         Rental income                                                                   -                    82,000


         Total revenue                                                             7,722,994               4,096,623


         Costs and expenses:
         Cost of contract revenues                                                 5,170,187               1,973,327

         General and administrative expenses                                       2,310,929               2,257,106

         Total costs and expenses                                                  7,481,116               4,230,433

         Income (loss) from operations before interest expense, unusual item,
          minority interest and provision for income taxes                           241,878                (133,810)


         Interest expense                                                            232,366                 421,938

         Unusual financing costs                                                         -                   441,863


         Income (loss) from operations before minority interest
          and provision for income taxes                                               9,512                (997,611)


         Minority interest in net (income) loss                                    (224,931)                      159,975


         Loss before provision for income taxes                                    (215,419)                      (837,636)

         Provision for income taxes                                                  301,000                     -

         Net loss                                                          $        (516,419)        $      (837,636)

         Net (loss) income per common equivalent share:

         Income (loss)  from operations before minority interest
         and provision for income taxes                                    $             Nil         $          (.17)

         Minority interest in net (income) loss                                            $         (.03)         $       .03


         Provision for income taxes                                        $            (.05)        $          -

         Net loss                                                          $            (.08)        $          (.14)

         Weighted average number of common shares outstanding                      6,499,369                6,145,867

         See notes to consolidated financial statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)



                                                     Common
                                                      stock
                                                                         Additional                     Total
                                                                           paid-in       Accumulated   Stockholders'
                                             Shares          Amount        capital         deficit       equity

Balances at July 1, 1996                     6,162,530      $   5,766    $ 2,641,002    $   (212,189)  $   2,434,579

Issuance of common stock as
 consideration for services
 provided to the Company                       250,000            250        149,750             -           150,000

Issuance of common stock pursuant
 to the 1995 Senior Management
 Incentive Plan as consideration for
 services provided to the Company              114,617            115        107,338             -          107,453

Net loss for the nine months ended
 March 31, 1997                                    -              -              -          (516,419)       (516,419)
                                           -----------      ---------    -----------    ------------   -------------

Balances at March 31, 1997                   6,527,147     $    6,131     $2,898,090      $ (728,608)      $2,175,613


    See notes to consolidated financial statements (unaudited)

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                     1997           1996
                                                                           ------------------       -------------
         Operating activities:
         Net loss                                                          $         (516,419)      $(837,636)
         Adjustments to reconcile net loss to net
          cash (used) for operating activities:
         Depreciation and amortization                                                369,740                  135,000
         Amortization of consulting costs                                              26,125                  187,500
         Issuance of common stock as consideration for services                       107,453                   16,500
         Amortization of financing costs                                                  -                    441,863
         Minority interest in net income (loss)                                       224,931                (159,975)
         Decrease (increase) in:
         Accounts receivable                                                       (3,641,588)                (415,577)
         Prepaid expenses                                                              (3,150)                 (45,501)
         Costs and estimated earnings in excess of
          billing on uncompleted contracts                                          1,044,828               (1,043,783)
         Other current assets                                                          22,697                   16,751
         Increase (decrease) in:
         Accounts payable                                                           1,439,023                  259,690
         Accrued expenses                                                             188,622                 (225,333)
         Payroll taxes payable                                                        283,105                      345
         Billings in excess of costs and estimated earnings
          on uncompleted contracts                                                     12,892                      -
         Income taxes payable                                                         301,000                      628
                                                                           ------------------       ------------------
         Net cash used for operating activities                                     (140,741)              (1,669,528)

         Investing activities:
         Fixed asset acquisitions                                                      (5,677)                     -

         Net cash used for investing activities                                        (5,677)                     -


         Financing activities:
         Deferred offering costs charged to additional paid in capital                     -                  103,554

         Proceeds from initial public offering                                            -                 4,008,072
         Costs associated with initial public offering                                    -                  (903,820)
         Loans from related parties                                                    94,532                   8,675
         Principal payments on mortgage payable                                           -                  (133,772)
         Repayment of notes payable                                                     (479)              (1,071,649)
                                                                           ------------------       ------------------
         Net cash provided by financing activities                                     94,053                2,011,060

         Net (decrease) increase in cash                                              (52,365)                 341,532

         Cash, beginning                                                              399,652                  206,246
                                                                           ------------------       ------------------
         Cash, ending                                                      $          347,287       $          547,778

         Supplemental disclosure of cash flow information:  Cash paid during the nine months for:
         Interest                                                          $            7,599       $           54,976

         Supplemental disclosure of non-cash operating activities:
         Elimination of subsidiary's income taxes payable                  $              -         $          855,954

         Supplemental disclosure of non-cash investing and financing activities:
         Issuance of common stock in connection with services provided
          to the Company                                                   $          257,453       $           49,500

           See notes to consolidated financial statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


NOTE 1 - GENERAL

     The consolidated financial statements of U.S. Bridge Corp. (The "Company") at March 31, 1997 and 1996 include the accounts of its subsidiary US Bridge N.Y. Inc ("US Bridge NY") (47%) and its wholly-owned subsidiaries One Carnegie Court Associates, Ltd. ("One Carnegie") and US Bridge of Maryland Inc. ("US Bridge MD"), after elimination of all significant intercompany transactions and accounts.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the consolidated interim financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the three and nine months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited consolidated financial statements and footnotes thereto at June 30, 1996, included in the Company's Annual Report Form 10-KSB, filed with the Securities and Exchange Commission.

NOTE 2 - PAYROLL TAXES

     During September 1994, US Bridge NY entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement requires US Bridge NY to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, US Bridge NY must also pay timely all current payroll taxes. As of March 31, 1997, US Bridge NY has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. US Bridge NY is liable for approximately $573,633 of the total consolidated payroll taxes payable, including accrued penalties and interest, amounting to $665,240 at March 31, 1997.

NOTE 3 - NOTE PAYABLE

     During August 1994, the Company secured a $250,000 credit line with a bank at an interest rate of one and one half percent (11/2%) above the prime rate. Interest is payable on the first day of each month which commenced October 1, 1994. Said credit line is payable on demand. At March 31, 1997 the balance was $145,358.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


NOTE 4 - MINORITY INTEREST

     As noted in Note 1, the Company has ownership of 47% of US Bridge NY. Effective March 27, 1997, the Company's ownership decreased from 50.1% to 47% (See Note 5(a)(i)). The Company, along with its President, own more than 50% of the outstanding shares of US Bridge NY. Accordingly, at March 31, 1997 the Company's minority interest amounting to $2,633,959 represents the interest of minority shareholders resulting from the cumulative effect of US Bridge NY's operations, since the private offering and initial public offering, through March 31, 1997.

NOTE 5 - STOCKHOLDERS' EQUITY

Issuance of common stock

(i) US Bridge NY

     During February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, US Bridge NY registered 125,000 common shares underlying options of US Bridge NY to US Bridge NY's President pursuant to US Bridge NY's Senior Management Incentive Plan. The options are exercisable at $1.10 per share (110% of the bid price on November 27, 1996) and expire on November 27, 2001. These options were exercised on March 25, 1997 resulting in US Bridge NY issuing 125,000 shares of common stock.

(ii) US Bridge Corp.

     During February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered a total of 686,617 common shares, of which, 575,000 shares are underlying options pursuant to the Company's Senior Management Incentive Plan. The options are exercisable at various prices ranging from $1.750 each to $1.925 each. In addition, during December 1996, the Company issued an aggregate of 114,617 shares to employees of the Company. In connection with the 114,617 shares issued to employees, the Company recorded compensation expense amounting to $107,453 which is based on upon 50% of the average closing bid price for the month of December 1996.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)



NOTE 6 - COMMITMENT AND CONTINGENCIES

                  a)  Lease agreement

     US Bridge NY leases its administrative offices and storage space pursuant to a signed lease agreement with an affiliate owned by the Company's President. Such lease requires monthly payments of $20,000 and expires on March 31, 1998. Under such lease agreement, US Bridge NY is required to make future minimum lease payments as follows:

                                Year Ending
                                  June 30,
                                    1997                                    60,000
                                    1998                                   180,000
                                                                   ---------------
                                    Total                          $       240,000
                                                                   ===============

     US Bridge NY also leases a yard for storage of material pursuant to an oral agreement with an unrelated party which requires monthly payments of $3,500. Accordingly, included in general and administrative expenses is rent expense which amounted to $70,500 for the three months ended March 31, 1997 and 1996 and $211,500 for the nine months ended March 31, 1997 and 1996. As of March 31, 197, $440,000 of rent remains unpaid and is included in accounts payable.

                  b)         Significant vendors

     For the three months ended March 31, 1997 and 1996, US Bridge N.Y. paid $33,500 and $310,767, respectively to US Bridge MD for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of the Company.

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

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


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

            e)    Payroll Taxes

     During September 1994, US Bridge NY entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement requires US Bridge NY to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, US Bridge NY must also pay timely all current payroll taxes. As of March 31, 1997, US Bridge NY has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. US Bridge NY is liable for approximately $573,633 of the total consolidated payroll taxes payable, including accrued penalties and interest, amounting to $665,240 at March 31, 1997.

            f)    Mechanic's liens

     During November 1996, the Company and US Bridge NY jointly filed a mechanic's lien in the amount of $279,346 against one of the latter's customers for nonpayment. On or about May 13, 1997, US Bridge NY commenced an action to foreclose on the aforesaid lien.

     During December 1996, U.S. Bridge NY filed three separate mechanic's liens aggregating $3,044,491 against two of its customers for non payment. Such amount is included in the contracts and retainage receivable amount. As of June 30, 1996 U.S. Bridge NY recorded an allowance against the accounts of these customers of approximately $1,000,000. No additional allowances have been recorded as of March 31, 1997. During the three months ended March 31, 1997, two actions seeking to foreclose on the mechanics liens previously filed were commenced.

            g)    Legal proceedings

     During January 1997, an action was commenced by The Ohio Bridge Corporation ("Ohio") against US Bridge NY. Ohio claims that US Bridge NY has infringed its trademark "U.S. Bridge." In February 1997, US Bridge NY filed an answer to the complaint. The action is presently in the discovery stage. Ohio seeks injunctive relief, profits obtained by US Bridge NY as a result of its use of the name, and compensatory damages. US Bridge NY's defense is based upon its belief that the two companies do not compete against each other in the same industry and that Ohio does not use the trademark in order to sell, or advertise its products.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


NOTE 7 - RELATED PARTY TRANSACTIONS

                  a)    Purchase of material and labor

     For the three months ended March 31, 1997 and 1996, US Bridge NY paid $33,500 and $310,767, respectively to US Bridge MD for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of the Company.

                  b)    Rent expense

     Included in general and administrative expenses is rent expense paid pursuant to a signed lease agreement with a Company owned by the Company's majority stockholder. Such rent amounted to $60,000 and $180,000 for the three and nine months ended March 31, 1997 and 1996, respectively. As of March 31, 1997, $440,000 of rent remains unpaid and is included in accounts payable

NOTE 8 - SUBSEQUENT EVENTS

                  a)    Agreement for Deed in Lieu of Foreclosure

     On March 10, 1997, One Carnegie executed an agreement with its mortgage holder, whereby the property secured by the mortgage and owned by One Carnegie and rented to US Bridge MD, would be transferred to the mortgage holder. As additional consideration, One Carnegie executed a promissory note in the amount of $150,000 naming the mortgage holder as payee. Accordingly, subsequent to March 31, 1997, the property has been placed in escrow until all components of the agreement are finalized.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's discussion and analysis for the three and nine months ended March 31, 1997 and 1996 are that of the Company's subsidiaries since the Company itself did not have any material operations of its own.

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

     Contract revenues have increased by $457,917 or 31% to $1,915,553 from $1,457,636 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This material increase is due to new contracts commencing toward the first and second quarter of the Company's fiscal year.

     General and administrative expenses include salaries, office overhead and costs associated with estimating and bidding activities. General and administrative expenses have decreased by $141,128 or 16% to $743,692 for the three months March 31, 1997 from $884,820 for the three months ended March 31, 1996. The total decrease amounting to $141,128 was attributable to a decrease in office administrative salaries and related benefits.

Nine months ended March 31, 1997 as compared to nine months ended March 31 1996

     Contract revenues have increased by $3,708,371 or 92% to $7,722,994 from $4,014,623 for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. This material increase is due to new contracts commencing toward the first and second quarter of the Company's fiscal year.

     General and administrative expenses include salaries, office overhead and costs associated with estimating and bidding activities. General and administrative expenses have increased by $53,823 or 2% to $2,310,929 for the nine months March 31, 1997 from $2,257,106 for the nine months ended March 31, 1996. The total increase amounting to $53,823 was primarily attributable to an increase in administrative salaries in connection with the issuance of 114,617 shares of restricted common stock pursuant to the 1995 Senior Management Incentive Plan. Liquidity and Capital Resources

     As of March 31, 1997, US Bridge NY has a backlog of approximately $13,273,000. Backlog represents the amount of revenue US Bridge expects to realized from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun.

     At March 31, 1997, the Company has a consolidated working capital of $1,735,087.

     As of March 31, 1997, the Company's accounts receivable amounted to $7,255,253 of which approximately $886,000 or 12% has been collected through May 7, 1997.

     During November 1996, the Company and US Bridge NY jointly filed a mechanic's lien in the amount of $279,346 against one of the latter's customers for nonpayment. On or about May 13, 1997, US Bridge NY commenced an action to foreclose on the aforesaid lien.

     During December 1996, U.S. Bridge NY filed three separate mechanic's liens aggregating $3,044,491 against two of its customers for non payment. Such amount is included in the contracts and retainage receivable amount. As of June 30, 1996 U.S. Bridge NY recorded an allowance against the accounts of these customers of approximately $1,000,000. No additional allowances have been recorded as of March 31, 1997. During the three months ended March 31, 1997, two actions seeking to foreclose on the mechanics liens previously filed were commenced.

     During September 1994, US Bridge NY entered into an installment agreement with the Internal Revenue Service in order to liquidate delinquent payroll taxes of approximately $231,535 and remove a tax lien filed by such authority. The agreement requires US Bridge NY to pay $25,000 per month until such amount is fully paid. As per the terms of the agreement, US Bridge NY must also pay timely all current payroll taxes. As of March 31, 1997, US Bridge NY has not made all the required $25,000 monthly payments and has not paid timely all current payroll taxes. US Bridge NY is liable for approximately $573,633 of the total consolidated payroll taxes payable, including accrued penalties and interest amounting to $665,240 at March 31, 1997.

     Net cash used for operating activities amounted to $140,741 for the nine months ended March 31, 1997, as compared to $1,669,528 use of cash for the nine months ended March 31, 1996. With regards to financing activities, the Company provided $94,053 of cash for the nine months ended March 31, 1997. Such cash was provided primarily by loans from an officer of the Company.

     On March 10, 1997, One Carnegie executed an agreement with its mortgage holder, whereby the property secured by the mortgage and owned by One Carnegie and rented to US Bridge MD, would be transferred to the mortgage holder. As additional consideration One Carnegie executed a promissory note in the amount of $150,000 naming the mortgage holder as payee. Accordingly, subsequent to March 31, 1997, the property has been placed in escrow until all components of the agreement are finalized.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:

     In January 1997, an action was commenced (by the filing of a complaint) by The Ohio Bridge Corporation ("Ohio") against U.S. Bridge of N.Y., Inc. ("N.Y."), a majority owned subsidiary of the Company. Ohio claims that N.Y. has infringed its trademark "U.S. Bridge." In February 1997, N.Y. filed an answer to the complaint. N.Y. continues to defend against the action, which is now in the discovery phase. Ohio seeks injunctive relief, profits obtained by N.Y. as a result of its use of the name, and compensatory damages. N.Y.'s defense is based upon its belief that the two companies do not compete against each other in the same industry and that Ohio does not use the trademark in order to sell, market, or advertise its products.

     Three actions seeking to foreclose on five mechanic's liens (four of which liens were previously filed by N.Y., the fifth of which was filed by McKay Enterprises, Inc., a general contractor for whom N.Y. was a subcontractor) were commenced within the last three months. On February 25, 1997, the first such action was commenced in New York State Supreme Court, Kings County. The complaint filed names N.Y. and Metro Steel Structures, Ltd. as plaintiffs and Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland as defendants.

     The second action was commenced in New York State Supreme Court, Queens County on February 26, 1997. It names N.Y., Metro Steel Structures, Ltd., and McKay Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland as defendants.

     The third action was commenced on or about May 13, 1997 in New York State Supreme Court, Suffolk County and names N.Y. as plaintiff and Kiska Construction Corp., the State of New York, acting through the New York State Comptroller, the New York State Department of Transportation, and Seaboard Surety Company as defendants.

     Counsel retained to handle this matter, Congdon, Flaherty, O'Callahan, Reid, Donlon, Travis & Fishlinger, advises that Perini, against whom N.Y. filed three liens, has not as yet interposed answers to the aforesaid actions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                               U.S. Bridge Corp.
                                                                    (Registrant)


Dated:  May 30, 1997                                            /s/Joseph Polito
                                                                   Joseph Polito
                                                                       President



                                                                /s/Ronald Polito
                                                                   Ronald Polito
                                                                       Treasurer