Form 10QSB/A
period 1997-03-31
U S BRIDGE CORP
filed 1997-06-06
CIK 846464

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


                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                                            March 31,               June 30,
                                                                                              1997                      1996
                                         ASSETS
Current assets:
    Cash                                                                                    $    347,287          $      399,652
    Contracts and retainage receivable, net                                                    7,255,253               3,613,665
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                  1,388,696               2,433,524
    Other current assets                                                                          35,569                  55,116
                                                                                      ------------------      ------------------
         Total current assets                                                                  9,026,805               6,501,957

Property and equipment, net                                                                    2,909,277               3,042,090
Deferred Compensation, net                                                                         6,875                  33,000
Deferred consulting costs, net                                                                   158,333                 239,583
                                                                                      ------------------      ------------------

Total assets                                                                          $       12,101,290      $        9,816,630
                                                                                      ==================      ==================


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdrafts of $123,427
     and $63,274, respectively                                                        $        2,375,468      $          936,445
    Accrued expenses                                                                             586,351                 397,729
    Payroll taxes payable                                                                        665,240                 382,135
    Income taxes payable                                                                         301,000                     -
    Mortgage payable                                                                           2,735,531               2,735,531
    Notes payable                                                                                145,358                 145,837
    Due to officer and related parties                                                           453,311                 358,779
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                     29,459                  16,567
                                                                                      ------------------      ------------------
         Total current liabilities                                                             7,291,718               4,973,023
                                                                                      ------------------      ------------------

Minority interest                                                                              2,633,959               2,409,028

Commitments and contingencies (Note 6)                                                               -                       -

Stockholders' equity:
    Preferred stock, authorized 10,000,000, issued and outstanding -0- shares                   -                            -
    Common stock, $.001 par value, authorized 50,000,000 shares,
     issued and outstanding 6,527,147 and 6,162,530, respectively                                  6,131                   5,766
    Additional paid-in capital                                                                 2,898,090               2,641,002
    Accumulated deficit                                                                         (728,608)               (212,189)
                                                                                      ------------------      ------------------
         Total stockholders' equity                                                            2,175,613               2,434,579
                                                                                      ------------------      ------------------

Total liabilities and stockholders' equity                                            $       12,101,290      $        9,816,630
                                                                                      ==================      ==================

           See notes to consolidated financial statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                                      1997                  1996
                                                                           ---------------------     -----------
         Revenue:
         Contract revenues                                                 $       1,915,553         $     1,457,636

         Total revenue                                                             1,915,553               1,457,636

         Costs and expenses:
         Cost of contract revenues                                                 1,156,070                 769,880
         General and administrative expenses                                         743,692                 884,820

         Total costs and expenses                                                  1,899,762               1,654,700

         Loss from operations before interest expense,
          minority interest and provision for income taxes                            15,791               (197,064)

         Interest expense                                                             77,368                132,263

         Loss from operations before minority interest
         and provision for income taxes                                             (61,577)               (329,327)

         Minority interest in net (income) loss                                     (57,219)                  73,907

         Loss before provision for income taxes                                    (118,796)               (255,420)

         Provision for income taxes                                                   76,445                     -

         Net loss                                                          $        (195,241)        $      (255,420)

         Net loss per common equivalent share:

         Loss from operations before minority interest
         and provision for income taxes                                    $            (.01)        $          (.05)


         Minority interest in net (income) loss                                         (.01)         $          .01

         Provision for income taxes                                                     (.01)        $          -

         Net loss                                                          $            (.03)        $          (.04)

         Weighted average number of common shares outstanding               $       6,527,147               6,145,867

           See notes to consolidated financial statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                                   1997                    1996
                                                                           -----------------         ----------
         Revenue:
         Contract revenues                                                 $       7,722,994         $     4,014,623
         Rental income                                                                   -                    82,000

         Total revenue                                                             7,722,994               4,096,623
         Costs and expenses:
         Cost of contract revenues                                                 5,170,187               1,973,327
         General and administrative expenses                                       2,310,929               2,257,106
                                                                           -----------------         ---------------
         Total costs and expenses                                                  7,481,116               4,230,433

         Income (loss) from operations before interest expense, unusual item,
          minority interest and provision for income taxes                           241,878                (133,810)

         Interest expense                                                            232,366                 421,938

         Unusual financing costs                                                         -                   441,863
                                                                           -----------------         ---------------

         Income (loss) from operations before minority interest
          and provision for income taxes                                               9,512                (997,611)

         Minority interest in net (income) loss                                    (224,931)                  159,975

         Loss before provision for income taxes                                    (215,419)                 (837,636)

         Provision for income taxes                                                  301,000                     -

         Net loss                                                          $        (516,419)        $      (837,636)


         Net (loss) income per common equivalent share:

         Income (loss)  from operations before minority interest
         and provision for income taxes                                    $             Nil         $          (.17)

         Minority interest in net (income) loss                              $         (.03)         $           .03

         Provision for income taxes                                        $            (.05)        $          -

         Net loss                                                          $            (.08)        $          (.14)

         Weighted average number of common shares outstanding                       6,499,369               6,145,867

           See notes to consolidated financial statements (unaudited).

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)



                                                     Common
                                                      stock
                                                                         Additional                     Total
                                                                           paid-in       Accumulated   Stockholders'
                                             Shares          Amount        capital         deficit       equity

Balances at July 1, 1996                     6,162,530      $   5,766    $ 2,641,002    $   (212,189)  $   2,434,579

Issuance of common stock as
 consideration for services
 provided to the Company                       250,000            250        149,750             -           150,000

Issuance of common stock pursuant
 to the 1995 Senior Management
 Incentive Plan as consideration for
 services provided to the Company              114,617            115         107,338             -          107,453

Net loss for the nine months ended
 March 31, 1997                                    -              -              -          (516,419)       (516,419)
                                           -----------      ---------    -----------    ------------   -------------

Balances at March 31, 1997                   6,527,147     $    6,131  $   2,898,090      $ (728,608)     $ 2,175,613

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

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


NOTE 6 - COMMITMENT AND CONTINGENCIES

                  a)  Lease agreement

     US Bridge NY leases its administrative offices and storage space pursuant to a signed lease agreement with an affiliate owned by the Company's President. Such lease requires monthly payments of $20,000 and expires on March 31, 1998. Under such lease agreement, US Bridge NY is required to make future minimum lease payments as follows:

                       Year Ending
                       June 30,
                       1997                                    60,000
                       1998                                   180,000

                       Total                          $       240,000


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