Form 10KSB
period 1997-06-30
U S BRIDGE CORP
filed 1997-10-14
CIK 846464

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-28140

                                U.S. BRIDGE CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                    11-2974406
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The Registrant's revenues for its fiscal year ended June 30, 1997 were 15,494,447.

     The aggregate market value of the voting stock on September 30, 1997 (consisting of Common Stock, $.001 par value per share) held by non-affiliates was approximately $3,726,239 based upon the average closing bid price for such Common Stock on said date ($1.375), as reported by a market maker. On such date, there were 7,402,148 shares of Registrant's Common Stock outstanding.

                                     PART I


                  ITEM 1.           DESCRIPTION OF BUSINESS

History

     U.S. Bridge Corp. ("the Company") was incorporated on September 11, 1988, in the State of Delaware, as Colonial Capital Corp. In January 1991, the Company amended its Certificate of Incorporation to effect a change in its name to the Mercado Marketing Corporation. In June 1991, the Company amended its Certificate of Incorporation to effect a change in its name to Cofis International Corp. Effective in May 1994, in connection with the reverse acquisition of its subsidiaries, the Company amended its Certificate of Incorporation to effect another change in its name to its current name, U.S. Bridge Corp.

         Until its acquisitions ("the Acquisitions") of both U.S. Bridge of N.Y., Inc. ("NY") and One Carnegie Court Associates, Inc. ("One Carnegie"), consummated on April 25, 1994, the Company was a development stage company. Its only operations involved searching for possible business acquisitions. Pursuant to the Acquisitions, the Company issued an aggregate of 3,540,000 shares of its Common Stock, par value $.001 per share ("the Common Stock"), to the stockholders of NY and One Carnegie - 2,820,000 to the stockholders of NY and 720,000 to the stockholders of One Carnegie - in exchange for all of said stockholders' issued and outstanding shares. Joseph Polito, the principal stockholder of NY and the sole stockholder of One Carnegie, received, in exchange for his shares of NY and One Carnegie common stock, 2,380,000 and 720,000 shares, respectively, of the Company's Common Stock. The Acquisitions were accounted for as "recapitalizations." Accordingly, both NY and One Carnegie became subsidiaries of the Company.

         In connection with the Acquisitions, the Company amended its Certificate of Incorporation to (i) increase its authorized shares of Common Stock from 10,000,000 to 50,000,000 shares; (ii) increase the par value of the Common Stock from $.0001 to $.001 par value; and (iii) authorize 10,000,000 shares of Preferred Stock, which shares may be issued in classes and series, pursuant to the rights, designations, and preferences as determined by the Board of Directors. To date, the Company has not issued any Preferred Stock.

Recent Developments

         In December 1996, the Company issued bonuses aggregating 114,617 shares of Common Stock to the consultants and employees of its subsidiary, NY; it also issued an option to purchase 400,000 shares of Common Stock to Mr. Polito; an option to purchase 100,000 shares of Common Stock to Ronald Polito; and an option to purchase 75,000 shares of Common Stock to Steven Polito pursuant to the Company's 1994 Senior Management Incentive Plan. In connection with the

114,617 shares issued, the Company recorded compensation expense amounting to $107,453 which is based upon 50% of the average closing bid price for the month of December 1996.

         In February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered the sale of a total of 686,617 shares of Common Stock, 575,000 shares of which are underlying options pursuant to the Company's Senior Management Incentive Plan. The options are exercisable at various prices ranging from $1.750 each to $1.925 each. See "Item 12. Certain Relationships and Related Transactions."

         By agreement executed March 10, 1997 (mistakenly dated December 31,1996), One Carnegie entered into an Agreement for Deed in Lieu of Foreclosure ("the Agreement") with Trinity Industries, Inc. ("Trinity"). The transaction, which was not closed and completed until August 1, 1997, was necessitated by One Carnegie's having defaulted on (i) the $3,000,000 Note (of which Trinity was the holder), and (ii) the Deed of Trust and Security Agreement which secured said Note for certain property located in Waldorf, Maryland. Pursuant to the Agreement, in lieu of foreclosing upon the property owned by One Carnegie, Trinity, through its affiliate, Waldorf Properties, Inc. ("WPI"), accepted the deed to such property. See Item 2 - Description of Property.

     On June 19, 1997, the Company issued 200,000 shares of Common Stock to Mr. Polito and 150,000 shares of Common Stock to J.L.B. Equities ("JLB"), in exchange for 270,000 shares of NY's Common Stock. These issuances were made pursuant to an agreement between NY and R.S.J.J. Realty Corp. ("RSJJ") to convert $480,000 of debt (due under NY's lease agreement with RSJJ) into equity. See "Item 12. Certain Relationships and Related Transactions."

Business of U.S. Bridge of N.Y., Inc.

General

         NY was incorporated in the State of New York on September 4, 1990, as Metro Steel Structures, Ltd. NY amended its Certificate of Incorporation to effect a change in its name to its current name on January 10, 1995. Additionally, NY amended the authorized capital of NY (i) to increase the number of authorized shares of Common Stock from 200 to 10,000,000; (ii) to increase the par value from no par value to $.001 par value per share; and (iii) to authorize 500,000 shares of Preferred Stock, par value $.01 per share. Also as of such date, NY effected a 29,687.50 for one forward split of its Common Stock, pursuant to which there became 950,000 shares of Common Stock outstanding.

         NY commenced operations in or about June 1993 to serve primarily as a general contractor for construction projects sponsored by federal, state, and local government authorities in New York State and Metropolitan areas. Previously, through other entities, Mr. Polito furnished and provided steel erection as a subcontractor for private and governmental construction projects. Since its commencement of operations in June 1993, NY has provided steel erection for building, roadway, and bridge repair projects for general contractors who have been engaged by private and municipal/governmental customers. As of September 30, 1997, NY has completed in excess of eighteen (18) projects with an aggregate project value of $22,768,614 and is currently engaged in four (4) projects with an aggregate value of approximately $19,998,040. The Company plans to maintain its subcontractor presence in the steel industry; however, now that it has obtained general contractor bonding, it intends to focus on obtaining projects as a general contractor.

         Though formed to operate as a general contractor, NY operated initially only as a subcontractor. NY's goals were to become a general contractor for municipal projects; however, it needed financing to enable it to obtain bonding, which is required for all municipal projects.

         On June 15, 1993, NY purchased, from Atlas Gem, six then existing contracts to perform steel erection services for the following projects:
Stillwell Avenue, 39th Street Bridge Rehabilitation, Honeywell Street Bridge, New England Thruway, Lemon Creek, and Kosciuszko Bridge projects. Upon its sale of these contracts to NY and its completion of its final project in September 1994, Atlas Gem ceased operations. NY purchased Atlas Gem's contracts to add to its then backlog in order to avoid a conflict of interest, as the two entities - which were controlled by Mr. Polito as officer, director, and principal stockholder - were engaging in similar, but different work.

         Thereafter, NY was notified that it was the low bidder on several New York City projects; however, its then bonding was not accepted by the municipality, so NY lost the jobs. Its 1995 public offering was a means by which NY could raise the funds necessary to maintain cash flow and obtain a bonding company. Construction Projects and Backlog

         Contracts as a subcontractor and general contractor often involve work periods in excess of one year. Revenue on uncompleted fixed price contracts is recorded under the percentage of completion method of accounting. NY begins to recognize profit on its contracts when it first accrues direct costs. As is standard construction industry practice, a portion of billings may be retained by the customer until certain contractual obligations are fulfilled.

         In March 1995, NY entered into a subcontracting agreement with McKay Enterprises, Inc. (general contractor) for the reconstruction of the 4th Avenue Bridge, located in Brooklyn, New York, owned by the New York City Department of Transportation. Work on the project has been completed.

         In April 1996, NY entered a subcontracting agreement with Trataros Construction, Inc. ("Trataros," general contractor) for the performance of structural and water intrusion repairs of the Williamsburg Houses owned by the New York City Housing Authority ("NYCHA"). This contract has been placed on hold for a considerable period of time due to contract scope changes and/or other issues between parties not involving NY. NY does not expect to return to this project and thus deems same to be completed.

         In May 1996, NY entered a subcontracting agreement with Lehrer McGovern Bovis, Inc. (general contractor) for the terminal restoration of the Grand Central Terminal owned by Metro-North Commuter Railroad. The contract is valued at $3,706,653 and as of September 30, 1997 is approximately 69% complete.

         In June 1996, NY entered a prime contracting agreement with Ecklec Co., the owner of the Palisades Power Mall located in West Nyack, New York, to perform structural steel erection services. The estimated aggregate value of the contract is $10,373,552. The mall is estimated to be approximately 3,900,000 square feet upon completion. The project is to be performed in two phases. NY commenced work on Phase I in June 1996. As of September 30, 1997, the project is 79% complete.

         In July 1996, NY entered into a prime contracting agreement with Tishman Construction Corporation of New York (construction manager) to perform steel erection services on the Louis Vuitton Office Tower owned by Starre Realty and located on East 57th Street in New York, New York. Commencement of the project was delayed due to conflict not involving NY, which conflict since has been resolved. NY expects to recommence work on this project by the end of calendar 1997. In or about December 1996, NY obtained confirmation of United Casualty and Surety Insurance Company's willingness to issue a performance bond for NY as general contractor of this project; however, the construction manager subsequently waived its bond requirement. As of September 30, 1997, the project is 67% complete.

         In October 1996, NY entered into a subcontracting agreement with Hannibal Construction Co., Inc. (general contractor) to provide certain structural steel work for rehabilitation of the Hellgate Viaduct Structures, located in Philadelphia, Pennsylvania, owned by the National Railroad Passenger Corporation (AMTRAK). Work on the project has been completed.

         In November 1996, NY entered into a subcontracting agreement with N.Y. Iron (general contractor) to provide structural steel work for the Indonesian Mission owned by the United Nations. Work on the contract has been completed.

         In January 1997, NY entered into a subcontracting agreement with Humphreys & Harding, Inc. to perform certain structural steel erection work for the Permanent Mission to the Republic of Korea, located in New York, New York. The contract price is $1,500,000. As of September 30, 1997, work on the project is 16% complete.

         The following table lists, as of June 30, 1997, (i) all companies in which Joseph Polito is either an Officer, Director, or principal shareholder; and (ii) the activities engaged in by such companies with the Company or any of its subsidiaries:


                                    Year             J. Polito's                               Activities with the      Place of
Company Name(1)                     of Inc.          Title             Ownership(%)            Company and NY           Business

U.S. Bridge Corp.(2)                1988             Pres./Director    61%                     Parent Company           Queens, NY

One Carnegie Court                  1990             Pres./Director    0%                      Subsidiary of Corp.      Waldorf, MD
 Associates, Inc. (3)(5)(6)

R.S.J.J. Realty Corp.(4)            1983             Pres./Director    100%                    Leases the office and    Queens, NY
                                                                                               storage space to the
                                                                                               Company

Crown Crane, Inc.(4)                1988             --                50%                     Supplies cranes to the   Brooklyn,
                                                                                               Company for use in the            NY
                                                                                               erection of steel

Atlas Gem Leasing,                  1986             Pres./Director    100%                    Supplies welding         Queens,
Inc. (4)                                                                                       machines and compressors         NY
                                                                                               to the Company

Atlas Gem Erectors                  1986             Pres./Director    100%                    Sold certain construction No office
  Co., Inc. (4)(7)                                                                             contracts to the Company;
                                                                                               ceased operations 9/94

Gem Steel Erectors                  1966             Pres./Director    100%                    No business relationship; No office
 Inc.(4)(8)                                                                                    ceased operations 3/91

Waldorf Steel                       1990             Pres./Director    100%                    Provided steel to the    Waldorf,
Fabricators, Inc.(3)(5)                                                                        Company; ceased                   MD
                                                                                               operations in 8/95

U.S. Bridge Corp.                   1994             Pres./Director    0%                      Subsidiary of  Corp.;    Queens,
(Maryland) (4)(9)                                                                              ceased operations in 11/96       NY

U.S. Bridge of N.Y.,                1990             Pres./Director    56.3%                   Provides steel erection  Queens,
  Inc. (4)(10)                                                                                 buildings, roadway, and          NY
                                                                                               bridge repair projects

     (1) Except as disclosed hereunder, no company listed is beneficially owned by another entity; nor does any company have any subsidiaries. No company listed has conducted any business operations under any name except for its corporate name, except for the Company. See "-History."

     (2) Incorporated in the State of Delaware.

     (3) Incorporated in the State of Maryland.

     (4) Incorporated in the State of New York.

     (5) One Carnegie owned the property, building, and equipment which it leased to Waldorf Steel Fabricators, Inc. ("Waldorf") prior to August 1, 1995, as of which date it began leasing to U.S. Bridge Corp. (Maryland) ("MD").

     (6) Formed in December 1990, One Carnegie is a wholly-owned subsidiary of the Company. Mr. Polito, through his ownership of approximately 61% of the outstanding shares of the Company may be deemed the beneficial owner of the shares of One Carnegie owned by the Company.

     (7) Ceased operations in September 1994.

     (8) Ceased operations in March 1991.

     (9) MD was incorporated in the state of Delaware on September 21, 1994 and is a wholly-owned subsidiary of the Company. It was formed to provide labor for the fabrication of steel by Waldorf, which it provided until August 1, 1995, when Waldorf ceased operations.

     (10) Mr. Polito, through his ownership of approximately 61% of the outstanding shares of the Company may be deemed the beneficial owner of the shares of NY owned by the Company.

Project Name                                 Contract Amount                            Contract Date              Type of Contract
------------                                 ---------------                            -------------              ----------------
Van Wyck                                    $ 195,500                                      April 1992                Lump-Sum
39th Street Bridge                          2,538,252                                      June 1993                 Lump-Sum
39th Street (Demolition)                      679,046                                      February 1993             Lump-Sum
New England Thruway                         2,409,058                                      June 1993                 Lump-Sum
Honeywell                                   1,100,000                                      June 1993               Joint Venture (1)
Kosciuszko Bridge                           3,034,281                                      June 1993                  Lump-Sum
Stillwell Avenue Bridge                     8,084,655                                      June 1993                  Lump-Sum
Cross Bronx Expressway                         60,176                                      March 1994                 Lump-Sum
Robert Moses Causeway                         540,118                                      December 1994              Lump-Sum
4th Avenue Bridge                             387,965                                      March 1995                 Lump-Sum
201 East 80th Street                        1,692,797                                      May 1995                   Lump-Sum
Centereach                                    186,500                                      June 1995                  Lump-Sum
Pro-Camera                                     50,275                                      August 1995                Lump-Sum
UDC                                            82,400                                      August 1995                Lump-Sum
Williamsburg Houses (2)                       708,450                                      April 1996                 Lump-Sum
South Avenue Plaza                            274,045                                      May 1996                   Lump-Sum
Hellgate Viaduct Structures                   208,750                                      Oct. 1996                  Lump-Sum
Indonesian Mission                            348,000                                      Nov. 1996                  Lump-Sum

Others(3)                                     188,346                                      N/A                        N/A
                  Total                    22,768,614


     (1) Joint venture with John P. Picone, Inc. ("Picone"), whereby NY entered into a consulting agreement with Picone, who was awarded the project. The agreement provided that for 50% of the profits of the project, NY would provide Picone with its expertise in steel erection, supply qualified workers, and oversee the rehabilitation of the bridge. Picone put NY's employees on its payroll and incurred all the expenses of the project.

     (2) This project, which bore an original contract price of $2,517,651, was on hold for a considerable period of time pending a dispute not involving NY. NY believes that it will not return to this project and thus deems the project complete.

     (3) Total estimated project value of a collection of smaller projects completed.

         Inasmuch as NY purchased steel from Waldorf, and now purchases same from MD and NY leases equipment from Crown Crane, Ltd. and/or Atlas Gem Leasing, Inc., NY checks prices in the industry prior to engaging in any such transactions and will transact business with such companies only on terms which may be considered similar to industry standards. The Board of Directors intends to exercise reasonable judgment and take such steps as it deems necessary under all of the circumstances in resolving any specific conflict of interest which may occur and will determine what, if any, specific measures, such as retention of an independent advisor, independent counsel or special committee, may be necessary or appropriate. The fact that Joseph Polito is an officer, director, and principal shareholder in other companies, including those that transact business with the Company and NY, opens the potential that there may be conflicts of interest in decisions made by Mr. Polito, which may compromise his fiduciary duty to the Company and NY. Any remedy under state law, in the event such circumstances arise, most likely would be prohibitively expensive and time consuming. See "-Suppliers; Subcontractors; Unions."

Industry Overview

         1997 has brought about a resurrection in the construction industry in the Metropolitan Area. Major transportation arteries in New York are under extensive construction programs to increase their ability to handle the ever increasing volumes of traffic they carry. Work is in progress on the major thruways, expressways, and parkways across New York State. NY currently is preparing subcontracting bids for some of the roadway projects in the Metropolitan area.

         These projects positively affect the availability of work in diverse disciplines in the construction industry: landscaping, concrete, paving, steel, etc. New York has qualified as a bidder (and expects to place a bid in November
1997) to handle a project for the JFK Airport, international arrivals building, Korean Air and Lufthansa terminals.

         Apart from the infrastructure construction programs, there has been an impressive increase in the restoration, alteration, and expansion of office space, residential properties, and public facilities. This increase has resulted in the Korean Mission subcontracting project. There also appears to be an infusion of foreign investment capital into the depressed real estate market in New York, prompting major renovations and alterations. This capital infusion enhances the value of property and therefore increases the incentive for new development.

Marketing

         NY obtains its projects primarily through the process of competitive bidding. Accordingly, NY's marketing efforts include the following: (i) subscribing to bid reporting services; (ii) monitoring trade journals including Engineering Record News, Dodge Report, and Brown's Letter, Inc.; (iii) monitoring daily newspapers and real estate publications; (iv) membership and networking in affiliated organizations including Allied Building Trades; (v) maintaining contracts with developers and other general contractors; and (vi) requesting notification from various government agencies as to bid solicitations being requested.

The Contract Process; Bidding

         In response to bid requests, NY submits to the soliciting entity a proposal detailing its qualifications, the services to be provided, and the cost of its services. Based on its evaluation of the proposals submitted, the soliciting entity awards the contract to the bidder it deems appropriate. Generally, the contract for a project is awarded to the lowest bidder, although other factors may be taken into consideration.

         NY submits its bids after management performs a detailed review of the project specifications, an internal review of NY's capabilities and equipment availability, and an assessment of whether the project is likely to attain targeted profit margins. In bidding on contracts, there are two types of bid requests made by the soliciting entity: a unit cost bid and a lump-sum bid. The unit cost bid is based upon a cost per unit basis; a lump-sum bid obligates NY to complete the project at a fixed price. With a lump-sum bid, the risk of estimating the quantity of units required for a particular project is on NY, while with a unit cost bid, NY must estimate the per unit cost, not the number of units needed. Any increase in NY's unit cost over its unit bid price or cost over its lump-sum bid, whether due to inefficiency, faulty estimates, weather, inflation, or other factors, must be borne by NY and may adversely affect its results of operations.

         Upon receipt by a New York City agency of notification that a bid submitted for a project has been declared the low bid, the city's procurement policy requires that the New York Finance Committee then approve all funds to be allocated to such project. During this time, if NY is the low bidder, it must provide the New York City agency with such documents as are required including a Payment and Performance Bond and a Labor and Material Bond - in order to be approved to undertake the project. Once the New York City Finance Committee has cleared the allocation of funds for a project and the agency has cleared all the documentation required to be submitted by the contractor, a starting date and time table is set up for the project.

         Most government contracts provide for termination of the contract at the election of the customer, although in such event, NY is generally entitled to receive a small cancellation fee. Many of NY's contracts are also subject to completion requirements with liquidated damages assessed against it if schedules are not met.

         While Mr. Polito has been in the construction business for many years, NY has only recently started bidding on projects as a general contractor, and NY may incur unanticipated expenses, problems, or difficulties which may affect its bid prices and project profitability. Though NY has been the low bidder on several public sector and private sector bids, it has not commenced any public or private sector projects as a general contractor. It has, however, commenced two projects as prime contractor.

         NY anticipates acting as a general contractor on most of the projects it will undertake in the near future and will need to hire subcontractors to perform certain jobs such as electrical and mechanical work, though it shall continue also to bid as a subcontractor at the request of other general contractors. As a general contractor, NY will be responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, NY is subject to liability associated with the failure of subcontractors to perform as required under the contract; thus, NY may require its subcontractors to furnish Performance Bonds. Affirmative action regulations, however, require NY to use its best efforts to hire minority subcontractors for a portion of the project and some of these minority subcontractors may not be able to obtain such surety bonds.

Insurance and Bonding

         NY maintains general liability and excess liability insurance, insurance covering its construction equipment, and workers' compensation insurance in amounts it believes are consistent with industry practices. NY carries liability insurance of $1,000,000 per occurrence which management believes is adequate for its current operations.


         Although NY generally has not been required to provide Performance Bonds to general contractors when acting as a subcontractor, it may be required to furnish bonds guaranteeing its performance as a subcontractor in the future. Currently, NY is serving as a subcontractor on two projects. For the Ecklec Co. prime contracting project and the Grand Central Terminal and Korean Mission subcontracting projects, NY has been required to provide, and has provided, Performance Bonds and Labor and Material Bonds.

         NY expects to bid on both private and public sector projects as a general contractor. Most of these projects, both public and private sector, shall require Bid Bonds and Payment and Performance Bonds. A Bid Bond is a bond issued by a bonding company which is usually in an amount equal to 10% of the bid price and which guarantees that the contractor will be able to produce such other additional documents and information required in order to commence the project including the issuance of a Performance Bond. A Performance Bond is a guarantee by a surety, customarily 100% of the value of the contract amount, that the contractor will complete the project pursuant to the terms and conditions of the contract. Most government contracts allow for termination of the contract at the election of the customer, although in such event, NY is generally entitled to receive a small cancellation fee. Many of NY's contracts are also subject to completion requirements with liquidated damages assessed against it if schedules are not met. NY has not been materially adversely affected by these provisions in the past as a subcontractor.

         NY's ability to obtain bonding and its bonding capacity are primarily determined by its net worth, liquid working capital (consisting of cash and accounts receivable), past performance, management expertise, the number and size of projects under construction, and various other factors. The larger the project and/or the more projects in which NY is engaged, the greater the bonding, net worth, and liquid working capital requirements. Surety companies consider such factors in light of the amount of NY's surety bonds then outstanding and the surety companies' current underwriting standards, which standards may change periodically. Therefore, NY may be required to maintain certain levels of tangible net worth in connection with establishing and maintaining bonding limits. As a practical matter, such levels may limit dividends, if any, which might have been declared and which would limit corporate funds available for other purposes.

         In determining whether to issue a bond, surety companies perform credit checks and other due diligence disclosure requirements and investigate NY's capitalization, working capital, past performance, management's expertise, and such other factors as are discussed above. The surety companies require companies receiving bonding to maintain certain amounts of capital and liquid assets and base the amount of bonding they will issue on a formula, which is usually based on certain industry standards which take into account such factors. The surety companies also require that the bonds be personally guaranteed by Mr. Polito.

Bonding requirements vary depending upon the nature of the project to be performed. NY anticipates paying premiums of between 1 1/4% to 3 1/2% of the total amount of the contracts to be performed. Since these premiums are generally payable at the beginning of a project, NY must maintain sufficient working capital to satisfy the premium prior to receiving revenue from the project. Bonding premiums are a line item in the submitted bid and are included as part of NY's billing of its client.

         In December 1996, NY obtained a commitment for a Surety Bond Line of Credit ($10,000,000 single project limit) from United American Guarantee Company, Ltd. ("UAGC") for its general contracting projects. This commitment will allow NY to pursue those general contracting projects in the public and private sectors which require performance bonds. To date, it has also allowed NY to obtain Performance Bonds and Labor and Material Bonds for the three subcontracting projects which have required same: the Ecklec Co., Grand Central Terminal, and Korean Mission projects.

Work in Progress; Backlog and Seasonality

         The following is a list, as of September 30, 1997, of those projects in which NY is currently engaged:


                                                                     Backlog
Contract Party/                       Contract                       Amount at   Type of             % of job
Project Name                          Amount          Contract Date  9/30/97     Contract            Completed
Ecklec Co./
 Palisades Power Mall(1)              $10,373,552(2)   June 1996     2,178,446   Lump-sum            79%(2)
Lehrer McGovern, Bovis, Inc./
  Grand Central Terminal ..........     3,706,653      May 1996      1,169,449   Lump-sum            69%(2)
Tishman Construction Corp./
  Louis Vuitton N.A.(1) ...........     4,417,835      July 1996     1,457,886   Lump-sum            67%(2)
Humphreys &  Harding, Inc./
  Korean Mission ..................     1,500,000      Jan. 1997     1,260,000   Lump-sum            16%(2)
Total Signed Contracts ............    19,998,040                    6,065,781

     (1) NY is prime contractor (similar to general contractor) on this project.

     (2) Completion percentage is as of September 30, 1997 and is based on the percentage of costs incurred through that date to the estimated cost of the project.

         Though NY does not believe its business is seasonal, its operations slow during the winter months due to the decreased productivity of the workers, thereby increasing costs as well as the inability to work in severe weather conditions.

Suppliers; Subcontractors; Unions

     For the year ended June 30, 1997, NY received approximately 43% of the fabricated steel it required from MD, a subsidiary of the Company. Queens County Ironworks and New York Iron, Inc., neither of which companies is affiliated with the Company or NY, provided the remainder of the steel. MD provided NY with fabricated steel until November 1996, at which time it ceased operating. The prices paid and the terms for the steel purchased from MD were comparable to competitive prices and terms; therefore, in the event MD is unable to continue to provide NY with the bulk of the steel it requires, NY believes it will be able to acquire same through other suppliers.
         NY currently depends upon various vendors to supply spare parts, cranes, and other heavy equipment, and its ability to hire skilled workers depends upon its ability to comply with certain union agreements and contracts. NY rents cranes from Crown Crane, Ltd., a company of which Mr. Polito is a 50% shareholder and rents generators and other equipment from Atlas Gem Leasing, Inc., a company which is wholly owned by Mr. Polito. NY believes that there are a sufficient number of vendors, so that in the event any individual or group of vendors can no longer service NY's needs, NY will be able to find other vendors at competitive prices.

         As is standard practice in the construction industry, NY's employees, other than its office employees, are not salaried individuals. They are union employees who are hired on an as-needed, or per project, basis and are paid an hourly wage which is set by the unions with which they are associated. NY hires skilled steel workers represented by the International Union of Structural Ironworkers, local 40, 361, & 417 and International Operating Engineers locals 14, 14B, 15, 15A, 15C, 15D, and 825 and Cement Masons local 472. NY must comply with agreements with the unions, which agreements regulate all employment issues
- including pay, overtime, working conditions, vacations, benefits, etc. - between NY and the union employees. These agreements expire on June 30, 1999.

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

         NY's success as a general contractor, in part, will be dependent upon its ability to hire workers and comply with union contracts and agreements and its ability to oversee and retain qualified subcontractors to perform certain work. Although NY believes that it will be able to attract subcontractors to bid on projects it bids as general contractor, there can be no assurance that it will be able to do so. NY will be responsible for performance of the entire contract, including the work done by subcontractors. Accordingly, NY may be subject to substantial liability if a subcontractor fails to perform as required. In addition, there may be difficulties of which NY is not aware, in hiring and overseeing subcontractors.

Competition

         All aspects of NY's business are, and will continue to be, highly competitive. NY is one of many subcontractors which erect and furnish steel for projects. Many of these subcontractors have substantially greater financial resources and sales than those of NY. When contractors seek construction contracts, they request bids from numerous subcontractors based on the various requirements of the project. These subcontractors compete primarily as to price, name recognition, and prior performance.

         As a general contractor, NY will be competing with many larger and more experienced (and thus more established) contractors whose names are more readily recognized and whose relationships with federal and state municipalities and agencies, and those private companies who are bidding against NY, have been established. NY is a subcontractor and a general contractor specializing, but not exclusively, in bridge and roadway repair and replacement as well as in furnishing and erecting steel structures for buildings. NY's competitors are numerous, and many have substantially greater marketing, financial, bonding, and human resources.

Government Regulation

         NY must comply with the rules and regulations of the Occupational Safety and Health Administration ("OSHA"), a federal agency which regulates and enforces the safety rules and standards for the construction industry. In addition, NY must also comply with a wide range of other state and local rules and regulations applicable to its business, including regulations covering labor relations, safety standards, affirmative action, and the protection of the environment including those pertaining to water discharge, air emissions, and hazardous and toxic substance discharge. Continued compliance with OSHA and the broad federal, state, and local regulatory network is essential and costly, and the failure to comply with such regulations or amendments to current laws or regulations imposing more stringent requirements may have an adverse effect on NY's operations. NY believes that it is in substantial compliance with all applicable laws and regulations.

Employees

         As of June 30, 1997, the Company had three executive officers and no employees. As of June 30, 1997, NY had three executive officers, two administrative assistants, one comptroller, one project estimator, one project manager, and two employees in the accounting department. NY employs such number of union employees depending on the number and size of projects engaged in, ranging from 10-200 employees on a full-time and part-time basis. These union employees are represented by the International Union of Structural Ironworkers, locals 40, 361 and 417; International Operating Engineers locals 14, 14B, 15, 15A, 15C, 15D, 825; and Cement Masons local 472. NY's contracts with these Unions, which regulate all employment issues between NY and the union employees including pay, overtime, working conditions, vacations, benefits, etc., expire on June 30, 1999. NY considers its relationship with the unions and its employees to be good.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's office is located at the offices of NY, which leases approximately 25,000 square feet of executive office space of which approximately 24,000 square feet are utilized for storage space at 53-09 97th Place, Corona, New York 11368. The lease, which expires in March

1998, is with an affiliate company, RSJJ, which is owned by the Company's majority stockholder and President, Mr. Polito. NY pays rent of $20,000 per month to RSJJ. NY also leases a yard for storage material pursuant to an oral agreement which requires monthly payments of $3,500. The Company believes that the terms of this lease are comparable and competitive to those terms which might have been negotiated with an unaffiliated landlord.

         As of May 1997, NY was in arrears in the amount of $480,000 in payments due under its lease with RSJJ. This arrearage was converted into equity as follows: NY issued 270,000 shares of Common Stock to the Company, for the cancellation of the debt owed, which in turn issued 200,000 shares of Company Common Stock to Mr. Polito and 150,000 shares of Company Common Stock to RSJJ the latter of which then transferred all of such shares to JLB, RSJJ's mortgagor, which agreed to accept said shares as payment toward RSJJ's outstanding mortgage.

         The Company also, through One Carnegie, formerly owned 13 acres of property in St. Charles Business Park, Waldorf, Maryland, inclusive of a 4 1/2 acre (170,000 square foot) building. In connection with the acquisition of the property and equipment, One Carnegie entered into a $3,000,000 installment loan agreement with Trinity, which loan was collateralized by all of the property and equipment owned by One Carnegie and personally guaranteed by Mr. Polito and Atlas Gem.

         By agreement executed March 10, 1997 (mistakenly dated December 31,1996), One Carnegie entered into an Agreement for Deed in Lieu of Foreclosure ("the Agreement") with Trinity. The transaction, which was not deemed complete and closed until August 1, 1997, was necessitated by One Carnegie's having defaulted on (i) the $3,000,000 Note (of which Trinity was the holder); and (ii) the Deed of Trust and Security Agreement which secured said Note.

         Pursuant to the Agreement, in lieu of foreclosing upon the Charles County, Maryland property owned by One Carnegie, Trinity, through its affiliate, WPI, accepted the deed to such property. As additional consideration for Trinity's entering the Agreement, One Carnegie executed a promissory note in the amount of $150,000 naming Trinity as payee. The promissory note is guaranteed by Mr. Polito and Atlas Gem. A Bill of Sale and Assignment, providing for the conveyance of certain One Carnegie personal property in exchange for $25,000 from WPI, comprised an additional component of the Agreement. A final component of the Agreement is a Mutual Release which releases One Carnegie, Mr. Polito, Atlas, and Trinity (and all their successors and assigns) from any claims which arose prior to execution of the Agreement.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business, except for the litigation matters discussed below. The Company and its subsidiaries believe that the nature and number of these proceedings are typical for a construction firm of its size and scope.

         Three actions to foreclose upon mechanics liens were commenced by NY in the last fiscal year. The first action was commenced in New York State Supreme Court, Kings County on February 25, 1997. The action names NY and Metro Steel Structures, Ltd. as plaintiffs and the Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland as defendants. NY's claim for relief in this action is $2,199,560. The claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for "extra" work with regard to the Rehabilitation of the Viaduct at Stillwell Avenue Station of the Coney Island Line, in Brooklyn, New York. This action is still in the discovery phase.

         The second action was filed on February 26, 1997 in New York State Supreme Court, Queens County. It names NY, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland as defendants. NY's claim for relief in this action is $844,932. This claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract regarding the rehabilitation of the 39th Street Bridge over the Long Island Rail Road and Amtrak, in Queens, New York. This action is still in the discovery phase.

         On February 7, 1997, Perini Corporation filed a related action against NY and Metro Steel Structures, Ltd. in New York State Supreme Court, Kings County. Perini's claims against NY total $1,140,560. The claims are based upon alleged defective work at the Stillwell Avenue project and upon a loss/profit agreement for both the Stillwell Avenue project and the 39th Street Bridge project. NY has counterclaimed for the amounts mentioned in regards to the above two actions involving Perini Corporation: its claims are based upon the same theories.

         NY filed its third action in the New York Supreme Court, Suffolk County on or about May 13, 1997. The action names Kiska Construction, the State of New York, acting through the New York State Comptroller, the New York State Department of Transportation, and the Seaboard Surety Company as defendants. NY's claim for relief in this action is $279,346. This claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for "extra" work regarding the rehabilitation of the Robert Moses Causeway Northbound Bridge over the State Boat Channel, in Suffolk County, New York. This action is still in the discovery phase.

         In August 1997, the Company, NY, and MD entered into an agreement settling the January 1997 trademark infringement claim made by The Ohio Bridge Corporation. The Company has agreed to effect a name change to USA Bridge
Construction Corp.; NY has agreed to effect a name change to USA Bridge Construction of N.Y., Inc.; and MD has agreed to effect a name change to USA Bridge Construction Corp. (Maryland) before the end of the 1997 calendar year.

         In April 1995,  NY (then Metro Steel  Structures,  Ltd.)  commenced  an
Article 78 proceeding in the Supreme Court of the State of New York, County of New York, against the Commissioners of the State Insurance Fund and the State Insurance Fund to annul the cancellation of NY's workers' compensation policy and to annul the rates, classifications, and premiums assigned to NY. This action claims that defendants audited NY's books for purposes of assigning the workers' compensation rates and premiums to be assessed against NY and thereafter (i) "arbitrarily and capriciously and without any foundation in law or in fact" assigned to NY's employees improper job classifications which were then used unlawfully as the basis for improperly assessing the highest premium rates which could be assessed against NY; (ii) improperly applied said premiums retroactively; (iii) billed NY for premiums which were improper and excessive; and (iv) canceled NY's workers' compensation policy upon NY's failure to tender payment in the improper and excessive amount demanded by defendants.

         NY is prosecuting this action to the fullest extent possible. On September 30, 1997, NY and defendants were scheduled to appear before the court for a conference in this matter. This matter was adjourned, however, to October 28, 1997, pending settlement discussions.

         In December 1995, the Commissioners of the State Insurance Fund for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, NY, Metro Steel Structures, Ltd. (now known as
NY), One Carnegie Court Associates, and others alleging that certain workers' compensation insurance policies obtained for various insured defendants were obtained fraudulently and that the defendant corporations failed to pay the appropriate premiums. The claims against NY, amounting to approximately $3 million, are limited to a policy covering the period April 29, 1993 through December 1994. NY, Messrs. Polito, and all other defendants are defending against this action. The action is in the discovery phase, and settlement negotiations are currently underway. In December 1995, the Commissioners of the State Insurance fund filed a suit against the Company, NY, Joseph, Ronald and Steven Polito, individually and as Officers and Directors, and others. The suit alleges that the defendants "fraudulently" obtained worker's compensation insurance policies and failed to pay appropriate premiums on the policies. The claims against NY are limited to a policy covering the period April 29, 1993 through December 1994. Plaintiff claims that the amount due under the policy is approximately three million dollars. However, plaintiff admits that its claim is based upon estimates of what it believes are the proper premiums. NY vigorously disputes this claim and asserts that plaintiff's legitimate claims should not exceed three hundred thousand dollars. A settlement conference was conducted on or about September 10, 1997. At the conference, plaintiff requested documentary evidence supporting NY's position. NY has provided the documentation and is currently waiting for a response to the allegations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Neither the Company nor NY submitted any matters to a vote of its security holders during the last quarter of the fiscal year ended June 30, 1997.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

     The Company's Common Stock began trading on the Nasdaq SmallCap Stock Market on July 25, 1996. Prior to that, from August 25, 1994 to July 24, 1996, the Company's Common Stock, $.001 par value per share, traded sporadically and on a limited basis in the over-the-counter market on the OTC Bulletin Board. The following table sets forth representative high and low closing bid prices for the period the stock traded on the OTC Bulletin Board and the high and low sales prices for the period the stock traded on the Nasdaq SmallCap Stock Market, by calendar quarters, as reported by a market maker during the periods provided for herein. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. Sales quotations represent prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions. Prior to August 25, 1994, there was no trading market for the Company's Common Stock.

                  Calendar Quarter                                                 Prices
                        Ended                                                     Low                      High

                           1995
                       07/01/95 - 09/30/95                                     1/4                              1 1/4
                       10/01/95 - 12/31/95                                     1/4                              1

                                    1996
                       01/01/96 - 03/31/96                                   1 1/4                                      2
                       04/01/96 - 06/30/96                                   2 1/4                                      3
                       07/01/96 - 07/24/96(1)                                1 3/4                              3 1/4
                       07/25/96 - 09/30/96(1)                                1 1/2                              3 3/8
                       10/01/96 - 12/31/96                                   1                                  3

                                    1997
                       01/01/97 - 03/31/97                                   1                                  2 3/8
                       04/01/97 - 06/30/97                                   1                                  2 1/8
                       07/01/97 - 09/30/97                                     15/16                          1 7/16


          (1) As indicated above, the Company's Common Stock traded on the over-the-counter market of the OTC Bulletin Board from August 25, 1994 to July 24, 1996. Since July 25, 1996, the Common Stock has traded on the Nasdaq SmallCap Stock Market. Therefore, the amounts provided from July 1, 1995 to July 24, 1996 represent bid quotations, and the amounts thereafter represent sales price.

         As of September 30, 1997, there were 129 registered holders of record of the Company's Common Stock, $.001 par value, which number, determined by the Company's stockholder records, does not include beneficial owners of the Common Stock whose shares are held in names of various security holders, dealers, and clearing agencies. The Company believes there are in excess of 500 such beneficial holders of the Common Stock.

         The Company has paid no dividends for the last two fiscal years or in the 1st quarter of fiscal 1998; nor does it have any present plan to pay such dividends. Payment of future dividends will be determined from time to time by the Company's Board of Directors based upon its future earnings, if any, financial condition, capital requirements, and other factors. The Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.

ITEM 6            .        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

General

         The following management's discussion and analysis for the years ended June 30, 1997 and 1996 are that of the Company's subsidiaries since the Company itself did not have any material operations of its own except for primarily stock related transactions.

         NY the primary operating entity, recognizes revenue and costs for all contracts under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revision in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts become known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.

         The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts", represents costs and estimated earnings in excess of amounts billed on respective uncompleted contracts at the end of each period.

         The current liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings which exceed costs and estimated earnings on respective uncompleted contracts at the end of each period.

         NY was formed by Joseph Polito, its President, to serve primarily as a general contractor for public and private sector construction projects. The public sector projects are sponsored by

Federal,  State  and  local  Government  authorities  in New York  State and the
Metropolitan areas. Previously, Mr. Polito, through other entities, has furnished and provided steel erection as a subcontractor for private and governmental construction projects. From its commencement of operations in June 1993, NY has provided steel erection services for building, roadway and bridge repair projects for general contracts who have been engaged by private, municipal and or government clients.

         NY's operations are substantially controlled by Mr. Polito since he owns approximately 61% of the outstanding shares of the Company which owns 53.23% of the common stock of U.S. Bridge NY and may be considered the beneficial owner of NY. Mr. Polito is also a 100% shareholder of RSJJ. leases the administrative office space to NY at a cost of $20,000 per month pursuant to a signed lease agreement expiring on March 31, 1998. Mr. Polito has ownership interests in Waldorf (which ceased operations on August 1, 1995), Crown Crane, Inc. and Atlas Gem Leasing, Inc. which provided services to NY for the years ended June 30, 1997 and 1996. Lastly, NY purchased from MD a wholly-owned subsidiary of the Company, certain materials and labor to perform steel erection service. For the years ended June 30, 1997 and 1996 purchases by NY from MD amounted to $371,321 and $622,050, respectively. MD ceased operations during September 1996 and, accordingly, NY purchased its steel from unrelated parties.

         NY plans to continue to undertake projects as a subcontractor, but will focus on obtaining projects as a general contractor in both the public and private sectors. In the New York Metropolitan area, there are an abundance of subcontractors known to NY who have significant experience and are competitive with respect to pricing and level of service. NY will be responsible for performance of the entire contract, including the work done by subcontractors. Accordingly, NY may be subject to substantial liability if a subcontractor fails to perform as required. Also there may be unanticipated difficulties in hiring and overseeing subcontractors that NY is currently not aware of. NY requires bonding from a New York licensed bonding Company in order to bid on projects as a general contractor.

         Though NY does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, NY may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects and revenue recognition policies.

         In order to obtain bonding, in addition to credit checks and other due diligence disclosure requirements bonding companies require NY receiving bonding to have certain amounts of capital and liquid assets, which will base the amount of bonding it will issue based on a formula, devised by each individual bonding Company, which primarily takes into account NY's capital and liquid assets. In order for NY to obtain and maintain bonding, it must adhere to the requirements stipulated in the bonding agreements which vary with each bonding Company. The bonding costs for each bond are incorporated in the contract price of each job. These costs are carried as a line item in the requisition and paid by the customer. Any monies taken from the working capital for this purpose will be replaced as the monthly requisition payments are received from the customer. Bonding requirements vary depending upon the nature of the projects to be performed. NY anticipates paying a fee to bonding companies of between 1 1/4% to 3 1/2% of the amount of the contracts to be performed. Since these fees are generally payable at the beginning of a project, NY must maintain sufficient working capital to satisfy the fee prior to receiving from the project.

         During December 1996, NY obtained a bonding commitment for a surety line of credit ($10,000,000 single project limit) from United American Guarantee Company, Ltd for its general contracting projects. The commitment will allow NY to pursue those general contracting projects in the public and private sectors which require performance bonds.

     Contract revenues for the years ended June 30, 1997 and 1996 amounted to $15,494,447 and $7,401,433, respectively. This net increase amounting to $8,093,014 or approximately 109% is a direct result of NY's backlog as of June 30, 1996 which amounted to $17,943,400. This backlog amounts represents the contracts NY had entered into during the latter part of its June 30, 1996 fiscal year. During the year ended June 30, 1997 NY has obtained new contracts and additional change orders to previous contract amounting to approximately $3,600,347. Included in contract revenues are revenues from joint venture profit sharing agreements on certain projects. Joint ventures revenues for the year ended June 30, 1997 amounted to $0 as compared to the year ended June 30, 1996 which amounted to $200,000. Accordingly, revenues for the year ended June 30, 1997 from NY's core business, construction contracts, increased by approximately $8,393,000 as compared to the year ended June 30, 1996. As of June 30, 1997, NY's backlog amounted to approximately $6,100,000. Backlog represents the amount of revenue NY expects to realized from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun.

         The Company's gross profit for the year ended June 30, 1997 amounted to 28%, whereas for the year ended June 30, 1996 gross profit amounted to 32%. Gross profit decreased by 4% as a result of the Company revising its contract costs estimates for jobs coming to an end in the current year.

         For the years ended June 30, 1997 and 1996, NY purchased from Waldorf approximately $0 and $180,333, respectively, of the materials and labor necessary to perform fabrication services. Effective August 1, 1995 Waldorf ceased operations. Said vendor is under the common control of NY's majority stockholder and President. Lastly, for the years ended June 30, 1997 and 1996, NY paid $371,321 and $622,050, respectively, to MD for materials and labor necessary to perform steel erection services. MD is a wholly-owned subsidiary of The Company. During September 1996, MD ceased operations and NY began purchasing material and labor from unrelated third party steel fabricators. At June 30, 1997 NY owed MD $62,606, principally for advances in connection with above services and such amounts are non-interest bearing and due on demand.

         General and administrative expenses have increased by $441,517 or 18% to $2,934,916 for the year ended June 30, 1997 from $2,493,399 for the year ended June 30, 1996. The increase in general administration costs are mainly attributable to an overall increase of NY's administrative salaries associated with the material amount of increase in contract revenue and stock based compensation expense. As of June 30, 1997, NY has increased its allowance for doubtful accounts to $2,287,000 against its contract receivable. The bad debt expense associated with increase in allowance amounted to $1,287,000. NY has increased its allowance for doubtful accounts based on a review of the surrounding factors for certain mechanic's lien based on certain projects along with estimating the future collection of other receivables whereby no mechanic's liens have been filed. In management's opinion, the allowance for doubtful accounts at June 30, 1997, will be sufficient to absorb any losses that may be sustained from a settlement with this and other customers. For the years ended June 30, 1997 and 1996, NY had three unrelated customers respectively, which accounted for approximately 86% and 62%, respectively, of total revenues. As of June 30, 1997 and 1996 approximately 83% and 89% of contracts and retainage receivables are due from four and three customers respectively.

Liquidity and Capital Resources

Year ended June 30, 1997 as compared to the year ended June 30, 1996

         At June 30, 1997, the Company's working capital amounted to $2,546,132. The working capital increase is principally attributable to NY's contracts receivable . As of June 30, 1997, NY's net contract receivable amounted to $8,962,297 of which approximately $2,424,219 or 27% has been collected through September 9, 1997.

         Net cash provided by operating activities amounted to $578,792 for the year ended June 30, 1997. For the year ended June 30, 1996, the net cash used for operating activities amounted to $2,055,771 which were principally attributable to increases in account receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

         With regards to financing activities, the Company used $200,852 of cash for the year ended June 30, 1997. Such cash was used primarily for repayments to affiliates and related parties.

         As of June 30, 1997, the Company owes approximately $1,441,589 of payroll taxes and related penalties and interest. Although, as of June 30, 1997, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making monthly payments based on oral agreements.

         During August 1996, the Company issued 400,000 shares of common stock in payment of a loan of $300,000. The stock has been valued at $1.00 per share, representing the average market value at the time of the loan. Accordingly, interest expense in the amount of $100,000 has been recorded.

         During October 1996, the Company issued 250,000 shares of common stock as an advisory fee pursuant to a previous agreement. These shares have been valued at $1.20 per share with a 50% discount due to the restricted nature of the stock for a total of $150,000. The value of these services are being amortized over the advisory period of two years.

         During December 1996, the Company issued 114,617 shares of common stock to officers and employees of the Company under its incentive plan. These shares have been valued at $1.875 per share with a 50% discount due to the restricted nature of the stock for a total of $107,452.

         During February 1997, the Company issued 575,000 options to officers of the Company under its incentive plan. The shares were exercisable at the then fair market value and no additional compensation was recorded. Under the terms of the issue, the officer could execute a note for payment of the shares. During March 1997, 125,000 shares of common stock were issued pursuant to these options. The officer elected to execute a note, resulting in a reduction of stockholders' equity for the balance of the note of $240,625.

         On August 14, 1995 NY successfully completed its public offering. As a result, NY sold 791,850 shares which included 91,850 shares in connection with the exercise of the underwriter's over-allotment options and 494,500 warrants which included 64,500 warrants pursuant to the underwriter's over-allotment option. NY yielded a total net proceeds of $2,077,903 after deducting underwriter selling expenses and expense allowance, repayment of bridge loans and promissory notes and related accrued interest to the bridge lenders and private investors, and the pre-payment of the first two year's financial consulting agreement with the underwriter. Simultaneously with the offering, NY charged all deferred offering costs incurred to additional paid-in capital which totaled $903,820. Accordingly, the increase in financing activities amounting to $2,249,177 for the year end June 30, 1996 was primarily from NY's initial public offering.

         During June 1997, NY and Bridge Corp, completed a transaction whereby stock in NY was issued to a related party in exchange for the forgiveness of $480,000 in amounts due the related party for rent. The related party then exchanged the stock of NY with Bridge Corp . As a result, The Company, increased its ownership in NY to 53.23%. The Company recorded an additional investment in NY of $218,750 or the fair market value of the stock of $1.25 per share with a 50% discount due to the restricted nature of the stock. NY recorded a gain on the forgiveness of debt in the amount of $243,750, the difference between the debt forgiven of $480,000, and the fair market value of the stock of $1.75 per share with a 50% discount, or $236,250. The difference between the Company's stock value and the stock issued by NY of $17,500 has been recorded as a gain on issuance of stock.

     In December 1994, the board of directors of NY adopted the 1994 Senior Management Incentive Plan (the "Management Plan"), which was adopted by shareholder consent. The

Management Plan provided for the issuance of up to 150,000 shares of NY's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees. During December 1996, the board of directors authorized an amendment to the Management Plan to increase the amount of stock options available to 1,000,000.

         During February 1997, pursuant to a Form S-8 Registration Statement filed with Securities and Exchange Commission, NY registered 125,000 shares of common stock underlying option to issue common stock of NY to NY's President pursuant to the 1994 Senior Management Incentive Plan. The options were exercisable at $1.10 per share (110% of the bid price on November 27, 1996). These options were exercised March 25, 1997 resulting in the issuance of 125,000 shares of common stock.

ITEM 7.           FINANCIAL STATEMENTS

See attached Financial Statements

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                                       PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors.

         The names, ages, and positions of the Company's Executive Officers and Directors are as follows:

         Name                                                 Age                       Position with the Company

         Joseph M. Polito                                     63                        President and Director
         Ronald J. Polito                                     38                        Secretary and Director
         Steven J. Polito                                     35                        Treasurer and Director


         All Directors hold office until the next annual meeting of stockholders or until their successors are elected and duly qualified. Vacancies on the Board of Directors may be filled by the remaining Directors. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no family relationships between or among any officers or

Directors of the Company, except that Joseph Polito is the father of both Steven and Ronald Polito.

         Joseph M. Polito has been the President and Director of the Company since April 1994. He has been the president and a director of NY since its inception in 1990, and prior to the Acquisitions in April 1994, he was the sole shareholder of NY. Mr. Polito oversees all of the Company's operations. Since December 1990, Mr. Polito has been the president and sole director and shareholder of One Carnegie One Carnegie, a wholly owned subsidiary of Bridge. Since 1988, Mr. Polito has been a 50% shareholder of Crown Crane, Ltd., a company which leases cranes for construction projects. Since 1986, Mr. Polito has been the president and 100% shareholder of Atlas Gem Leasing, Inc., a company which leases generators and other construction equipment. Mr. Polito has also been the president and sole director and shareholder of Waldorf since 1990. Before it ceased operating in August 1995, Waldorf fabricated steel and sold same to NY.

         Since 1986, Mr. Polito has been the president and 100% shareholder of Gem Steel. Since 1985, Mr. Polito has been the president and sole shareholder of Atlas Gem, a company which, when it operated, furnished and erected steel structures. Neither Atlas Gem nor Gem Steel has transacted any business or other operations since ceasing operations in 1994 and 1991, respectively, and neither company has any present intention to resume operations. Since 1983, Mr. Polito has been the president and 100% shareholder of RSJJ, a company which owns and leases real property.

         Since 1976, Mr. Polito has been a member of the Allied Building Metal Industries, Inc. ("ABMII"), a trade association which has the authority to negotiate with the unions in order to better the construction industry. He was the president of same from 1992 until 1993. Since approximately 1987, Mr. Polito has been the Chairman of the Steel Institute of New York, a trade association similar to the ABMII. From the mid-1980's to the mid-1990's, Mr. Polito was a member of the Building Trades Association Joint Safety Committee. Since the mid-1980's, he has served on the Council of Presidents of New York Building Congress, Inc. Since the mid-1970's, Mr. Polito has been a member of the of the International Union of Structural Ironworkers, locals 40, 361, and 417. He has been Co-Chairman of this organization since the early 1990's.

     Ronald J. Polito has been the Secretary and a Director of the Company since April 1994. Mr. Polito oversees the daily progress on all projects and analysis of the final costs and profits of jobs completed and the preparation and bidding on new projects. Mr. Polito has been the Secretary and a Director of NY since its inception in 1990. From its inception in 1990 until March 1995, he was also the treasurer of NY. Since 1985, Mr. Polito has been the secretary of Gem Steel. Since December 1990, Mr. Polito has been the secretary of One Carnegie and Waldorf. Since 1983, Mr. Polito has been the secretary of RSJJ. Mr. Polito received a Bachelor of Science Degree in Civil Engineering from Brooklyn Polytechnical Institute in 1981. He is the son of Mr. Joseph Polito.

     Steven J. Polito has been Treasurer of the Company since March 1995 and a Director of the Company since April 1994. Mr. Polito was elected Treasurer of NY in March 1995. Mr. Polito oversees the daily operations for projects in process and projects completed, including purchasing and leasing of materials and machinery and the distribution of labor. He had previously been a Project Manager and has been a director of NY since its inception in 1990. Since 1988, Mr. Polito has been the treasurer of Gem Steel. Since 1988, Mr. Polito has been the treasurer of One Carnegie, Waldorf, and RSJJ. From 1988 until April 1994, Mr. Polito worked as a Project Manager of Atlas Gem, a company which furnished and erected steel structures. He is the son of Mr. Joseph Polito.

Significant Employees of NY

     John G. Bauer has been the chief administrative officer (a non-executive position) of the Company since February 1995. Since its inception in March 1992, Mr. Bauer has been the President and a Director of Dynamic Construction Consulting, Inc. ("Dynamic"), a company of which Mr. Bauer was the founder. Dynamic provides construction management and consulting services to NY and other companies. From July 1988 to March 1992, Mr. Bauer was a Vice President of Tishman Construction Corp. of N.Y., a construction company.

         Michael Panayi has been a structural engineer for NY since its commencement of operations in June 1993. From 1987 to 1993, Mr. Panayi was a structural engineer for Atlas Gem.

         William J. Kubilus, a professional estimator in the field of general contracting and subcontracting since 1966, joined NY in 1996 to provide estimating expertise for the Company's general contracting and subcontracting bids. Prior to joining NY, from 1993 to 1996, Mr. Kubilus was an estimator for Lazzinarro General Contracting. From 1989 to 1993, he was an estimator for NICO Construction.

         As permitted under the Delaware General Corporation Law, the Company's Certificate of Incorporation eliminates the personal liability of the Directors to the Company or any of its shareholders for damages for breaches of their fiduciary duty as Directors.

         As a result of the inclusion of such provision, stockholders may be unable to recover damages against Directors for actions taken by them which constitute negligence or gross negligence or which are in violation of their fiduciary duties. The inclusion of this provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative litigation against Directors and other types of shareholder litigation.

Compliance with Section 16(a) of the Exchange Act

         Management has failed to file the forms required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the period covered by this Report; however, management intends to file such forms immediately. In general, Section 16(a) requires a Company's Officers, Directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 10.          EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by NY, the Company's subsidiary, during the years ended June 30, 1997, 1996 and 1995.

                                              Summary Compensation Table

                                                  Annual Compensation

Name                                                                            Restricted
and Principal                                               Other Annual        Stock             Options/
Position                 Year   Salary ($)     Bonus ($)    Compensation ($)    Awards ($) (1)    SARS (#)
------------------       ----   ----------     ---------    ----------------    --------------    --------

Joseph Polito            1997   $330,000           --        $ 68,642(2)        $175,000 (2)        500,000
President and            1996    300,000           --          111,911(2)       93,750
Director ....            1995    378,000           --          68,200(2)        --                  25,000

Ronald Polito            1997   $118,800           -         $ 17,194 (6)       $4,375 (7)          100,000
Secretary and            1996    125,000           --          15,144           --                  --
Director ....            1995    121,000           --          21,200           --                  --

Steven Polito            1997   $ 86,580           -         $  8,572           $4,375 (7)          75,000
Treasurer and            1996     94,000           --           8,275           --                  --
Director ....            1995     91,575           --           9,900           --                  --


(1) At the end of the fiscal year, Joseph Polito held 4,497,156 shares of Restricted Stock valued at $5,059,301. Ronald Polito and Steven Polito each held 2,500 shares of Restricted Stock valued at $2,812.50. Valuations are based on the closing bid price of Common Stock ($1.125) on June 30, 1997, as reported by a market maker.
(2) Includes (i) the payment of premiums on a life insurance policy of $10,722, $54,362, and $46,000 for the years ended June 30, 1997, 1996, and 1995, respectively; (ii) the payment of travel expenses of $50,000, $50,000, and $22,200 for the years ended June 30, 1997, 1996, and 1995, respectively; and (iii) the payment of an automobile lease of $7,920 and $7,549 for the years ended June 30, 1997 and 1996. See "-Employment and Consulting Agreements."
(3) Represents (i) 100,000 shares of Common Stock issued as a bonus in December 1996 under the Company's 1994 Senior Management Incentive Plan; (ii) options to purchase 400,000 shares of Company Common stock under the Company's Stock Option Plan, exercisable at $1.925 per share (which is 110% of the market price of same on December 2, 1996); and
         (iii) options to purchase 125,000 shares of common stock of NY at $1.10 per share, all of which options have been exercised and 60,000 shares exercised which have been resold. See "-1994 Senior

         Management Incentive Plan." Valuation on the 100,000 restricted shares is based on the closing bid price of Common Stock ($1.75) on December 2, 1996, as reported by a market maker.

(footnotes continued from previous page)

     (4) Based on the closing bid price of Common Stock ($.625) on August 15, 1995, as reported by a market maker. As a bonus upon completion of NY's initial public offering, Mr. Polito was issued 150,000 shares of Common Stock subject to a vesting whereby 50,000 shares vested upon issuance; 50,000 vested on August 15, 1996; and 50,000 vested on August 15, 1997. All of these shares have vested and have been issued.

     (5) In accordance with his employment agreement, Mr. Polito received options to purchase 25,000 shares of common stock of NY at $5.50 per share. These shares vested over a three year period. See "-Employment and Consulting Agreements".

     (6) Includes (i) payments on the lease of an automobile of $5,416, $5,416, and $8,000 for the years ended June 30, 1997, 1996, and 1995, respectively; (ii) the payment of premiums on a term life insurance policy of $8,510, $4,684, and $5,800 for the years ended June 30, 1997, 1996, and 1995, respectively; and
(iii) a travel allowance of $12,705, $2,971, and $7,400 for the years ended June 30, 1997, 1996, and 1995, respectively.

     (7) Reflect the value of the ownership of 2,500 shares of Common Stock at $1.125, the market price on June 30, 1997.

     (8) Includes (i) the payment of an automobile lease of $5,304, $5,304, and $6,700 for the years ended June 30, 1997, 1996, and 1995, respectively; and (ii) a travel allowance of $3,268, $2,971, and $3,200 for the years ended June 30, 1997, 1996, and 1995, respectively.

Stock Options

  The following table sets forth certain information concerning the grant of stock options made during the year ended June 30, 1997 under the Company's 1994 Senior Management Incentive Plan.


                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                 (Individual Grants)


====================================================================================================================================



                                                 Individual Grants
------------------------------------------------------------------------------------------------------------------------------------

             (a)                            (b)                      (c)                      (d)                       (e)
                                                                  % of Total
                                      # of Securities           Options/SAR's
                                        underlying                Granted to
                                       Options/SARs             Employees in           Exercise or Base
             Name                       Granted(1)               Fiscal Year           Price ($/share)            Expiration Date
------------------------------------------------------------------------------------------------------------------------------------

Joseph M. Polito                          400,000                   69.56%                  $1.925               December 1, 2001

Ronald J. Polito                          100,000                   17.39%                   $1.75               December 1, 2001

Steven J. Polito                          75,000                    13.04%                   $1.75               December 1, 2001
====================================================================================================================================

         (1) Represents incentive stock options granted under the Company's 1994 Senior Management Incentive Plan (the "Management Plan"). Options granted under this Management Plan are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Under the terms of the Management Plan, options may be granted to Officers, key employees, Directors, and consultants of the Company for a maximum term of 10 years. Options granted to Directors who are not officers or employees, or to consultants, do not qualify as incentive stock options. The option price per share may not be less than the fair market value of the Company's shares on the date the option is granted. However, options granted to persons owning more than 10% of the Company's Common Stock may not have a term in excess of five years and may not have an option price of less than 110% of the fair market value per share of the Company's shares on the date the option is granted.

         The following table contains information with respect to employees of the Company concerning options held as of June 30, 1997:

                AGGREGATE OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

==================================================================================================================================

             (a)                         (b)                     (c)                       (d)                      (e)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Value of
                                                                                        Number of             Unexercised In-
                                                                                       Unexercised               The-Money
                                                                                    Options/SAR's at         Options/SAR's at
                                                                                       FY-End (#)                FY-End($)
                                   Shares Acquired              Value                 Exercisable/             Exercisable/
            Name                   on Exercise (#)         Realized($) (1)            Unexercisable            Unexercisable
            ----                   ---------------         ---------------            -------------            -------------
----------------------------------------------------------------------------------------------------------------------------------

Joseph M. Polito                       125,000                   $ 0                    275,000/0                 0/0 (2)
Ronald J. Polito                          0                       0                     100,000/0                 0/0 (3)
Steven J. Polito                          0                       0                     75,000/0                  0/0 (3)

==================================================================================================================================

     (1) Based upon the average bid and asked prices for such Common Stock on June 30, 1997 ($1.125), as reported by a market maker.

     (2) Since the options are exercisable at $1.925, there is no value to such options as of June 30, 1997.

     (3) Since the options registered to Ronald and Steven Polito under the February 1997 S-8 are exercisable at $1.75, there is no value to such options as of June 30, 1997.

Employment and Consulting Agreements

     Joseph Polito entered into an employment agreement with NY on April 4, 1995, wherein Mr. Polito agreed to devote 80% of his business time to the affairs of NY. The agreement is for a term of approximately three years and expires June 30, 1998. Pursuant to the terms of the agreement, Mr. Polito is to receive a salary of $300,000 per annum until June 30, 1996, with 10% yearly escalations subject to adjustment by the Board of Directors. Mr. Polito is also to receive a yearly non-accountable expense allowance of $50,000. Under NY's 1994 Senior Management Incentive Plan, Mr. Polito received stock options to purchase 25,000 shares of Common Stock at $5.50 per share, vesting at the rate of 7,500 in each of April 1996 and 1997 and 10,000 in April 1998. Mr. Polito also has the right to receive a yearly bonus equal to five percent (5%) of the first $1,000,000, upon reaching $1,000,000 and five percent (5%) of the next $500,000, upon reaching $1,500,000 and five percent (5%) after $1,500,000, of all the pre-tax profits of NY. NY shall pay to Mr. Polito a monthly draw of $10,000 against the bonus. Pursuant to the agreement, NY also shall pay the premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by Mr. Polito. The estimated yearly premium for same is $80,000. The agreement restricts Mr. Polito from competing with NY for a period of one year after the termination of his employment. The agreement provides for severance compensation to be paid to Mr. Polito if his employment with NY is terminated or if there is a decrease in responsibilities or duties following a change in control of NY. The severance compensation shall be made in one payment equal to three times the aggregate annual compensation paid to Mr. Polito during the preceding calendar year.

         In June 1995, the Company issued Marlowe & Company ("Marlowe") 500,000 shares of Common Stock pursuant to the terms of a consulting agreement. 250,000 of such shares were issued immediately, and 250,000 were held in escrow by Alan Berkun, counsel for Marlowe, a National Association of Securities Dealers, Inc. member broker-dealer of which Alan Berkun is the president and principal stockholder, pending the Company's securities being quoted on the Nasdaq SmallCap Stock Market. The sale of the 500,000 shares was registered pursuant to a Registration Statement on Form S-8 filed by the Company on June 11, 1995. In addition to the shares issued, the consulting agreement provided for the payment of a consulting fee of $4,000 per month for six months commencing June 1995 as additional compensation. This monthly fee was not paid. Pursuant to the terms of the consulting agreement, in addition to consulting services, Marlowe was required to utilize its best efforts to raise a minimum of $750,000 for the Company upon the Company's securities being quoted on Nasdaq. No funds were raised by Marlowe for the Company. All 500,000 shares were resold pursuant to the S-8 registration statement filed by Alan Berkun on behalf of the Company. On August 1, 1996, the Company amended its June 1995 agreement with Marlowe and agreed to issue an additional 250,000 shares of Common Stock to Marlowe: these shares were issued on October 10, 1996 and resold pursuant to Regulation S under the Act. Alan Berkun acted as special counsel for the Company regarding these transactions.

     Steven and Ronald Polito receive annual salary compensations of $94,000 and $125,000, respectively, from NY: these compensation levels commenced in March 1995 and April 1994, respectively. Both individuals also receive a car allowance equal to the monthly lease payments on their automobiles and the payment of premiums on life insurance policies for which they choose their beneficiaries. Neither individual has entered into an employment agreement with NY or the Company.

                  In December 1996, the Company entered into a Consulting Agreement with Bernard Tapie, a Paris based consultant. Mr. Tapie agreed to offer his services in the development of business relations for the Company in Asia, the Middle East, Europe, and Africa. The Company agreed to pay a monthly retainer of $12,000. The Company subsequently assigned the Agreement, as provided for in the Agreement, to Philip Hababav.

1994 Senior Management Incentive Plan

         In December 1994, the Board of Directors adopted the 1994 Senior Management Incentive Plan (the "Management Plan"). This plan was adopted by shareholder consent also. The Management Plan provides for the issuance of up to 2,000,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive Officers and other key employees of the Company. In December 1996, in accordance with the Management Plan, the Company issued 575,000 options to Messrs. Joseph, Ronald, and Steven Polito as follows: Mr. Polito received an option to purchase 400,000 shares of Common Stock (he exercised the option and purchased 125,000 shares in March 1997 and shortly thereafter sold 60,000 of said shares); Steven Polito received an option to purchase 100,000 shares of Common Stock; and Ronald Polito received an option to purchase 75,000 shares of Common Stock. The Company also issued 114,617 shares of Common Stock to the employees and consultants of NY, of which shares Mr. Polito received 100,000 and Messrs. Ronald and Steven Polito each received 2, 500.

     The adoption of the  Management  Plan was prompted by the Company's  desire
(i) to attract and retain qualified personnel, whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential, by encouraging those persons to acquire equity in the Company; and
(ii) to provide the Board with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding executive Officers, key employees, and consultants without unnecessarily depleting the Company's cash reserves. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer executives, key employees, and consultants a personal interest in the Company's growth and success through the grant of stock options and/or other rights pursuant to the Management Plan. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice Chairman, Chief Executive Officer, Chief Operating Officer, President, and Vice President of the Company), key employees, and consultants who perform services of special importance to the Company will be eligible to receive compensation under the Management Plan. As of the date hereof, the Company's Officers and Directors number only three: Messrs. Joseph Polito, Ronald Polito, and Steven Polito, though the Plan also includes Messrs. Bauer and Panayi. A total of 2,000,000 shares of Common Stock are reserved for issuance under the Management Plan.

         Unless otherwise indicated, the Management Plan is to be administered by the Board of Directors or a committee of the Board, if such a committee is appointed for this purpose (the Board or such committee, as the case may be, shall be referred to in the following description as "the Administrator"). Subject to the specific provisions of the Management Plan, the Administrator will have the discretion to determine (i) the recipients of the awards; (ii) the nature of the awards to be granted; (iii) the dates such awards will be granted; (iv) the terms and conditions of the awards; and (v) the interpretation of the Management Plan, except that any award granted to any employee of the Company who is also a Director of the Company shall also be subject - in the event the persons serving as members of the Administrator of the Management Plan at the time such award is proposed to be granted do not satisfy the requirements regarding the participation of "disinterested persons" set forth in Rule 16b-3 ("Rule 16b-3") promulgated under the Exchange Act - to the approval of an auxiliary committee consisting of not less than two individuals who are considered "disinterested persons" as defined under Rule 16b-3. As of the date hereof, the Company has not yet determined who will serve on such auxiliary committee, if one is required.

         The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted shall become exercisable in full upon certain "change of control" events as described in the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares, and price per share of stock subject to outstanding rights or options. Generally, the Management Plan may be amended by action of the Board of Directors, except that any amendment which (i) would increase the total number of shares subject to such plan; (ii) extend the duration of such plan; (iii) materially increase the benefits accruing to participants under such plan; or (iv) change the category of persons who can be eligible for awards under such plan, must be approved by the affirmative vote of a majority of the shareholders entitled to vote. The Management Plan permits awards to be made thereunder until November 2004.

         Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights), and restricted stock purchase agreements (as described below).

     Stock Options. Options granted under the Management Plan may be either incentive stock options ("ISOs") or options which do not qualify as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the Common Stock on the date of grant, except that an ISO granted to any person who owns capital stock representing more than 10% of the total combined voting power of all classes of Common Stock of the Company ("10% stockholder") must be granted at an exercise price of at least 110% for the fair market value of the Common Stock on the date of the grant. The exercise price of the non-ISOs may not be less than 85% of the fair market value of the Common Stock on the date of grant. Unless the Administrator determines otherwise, no ISO or non-ISO may be exercisable earlier than one year from the date of grant. ISOs may not be granted to persons who are not employees of the

Company. ISOs granted to persons other than 10% stockholders may be exercisable for a period of up to ten (10) years from the date of grant; ISOs granted to 10% stockholders may be exercisable for a period of up to five years from the date of grant. No individual may be granted ISOs that become exercisable in any calendar year for Common Stock having a fair market value at the time of grant in excess of $100,000. Non-ISOs may be exercisable for a period of up to thirteen (13) years from the date of grant.

     Payment for shares of Common Stock purchases pursuant to exercise of stock options shall be paid in full in (i) cash, (ii) by certified check, or, (iii) at the discretion of the Administrator by shares of Common Stock having a fair market value equal to the total exercise price or (iv) by a combination of the above. The provision that permits the delivery of already owned shares of stocks as payment for the exercise of an option may permit "pyramiding." In general, pyramiding enables a holder to start with as little as one share of common stock and, by using the shares of common stock acquired in successive, simultaneous exercises of the option, to exercise the entire option, regardless of the number of shares covered thereby, with no additional cash or investment other than the original share of common stock used to exercise the option.

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

     Incentive Stock Rights. Incentive stock rights consist of incentive stock units equivalent to one share of Common Stock in consideration for services performed for the Company. Each incentive stock unit shall entitle the holder thereof to receive, without payment of cash or property to the Company, one share of Common Stock in consideration for services performed for the Company or any subsidiary by the employee, subject to the lapse of the incentive periods, whereby the Company shall issue such number of shares upon the completion of each specified period. If the employment or consulting services of the holder with the Company terminate prior to the end of the incentive period relating to the units awarded, the rights shall thereupon be null and void, except that if termination is caused by death or permanent disability, the holder or his/her heirs, as the case may be, shall be entitled to receive a pro rata portion of the shares represented by the units, based upon that portion of the incentive period which shall have elapsed prior to the holder's death or disability.

     Stock Appreciation Rights (SARs). SARs may be granted to recipients of options under the Management Plan. SARs may be granted simultaneously with, or subsequent to, the grant of a related option and may be exercised to the extent that the related option is exercisable, except that no general SAR (as hereinafter defined) may be exercised within a period of six months of the date of grant of such SAR, and no SAR granted with respect to an ISO may be exercised unless the fair market value of the Common Stock on the date of exercise exceeds the exercise price of the ISO. A holder may be granted general SARs ("General SARs") or limited SARs ("Limited SARs"), or both. General SARs permit the holder thereof to receive an amount (in cash, shares of Common Stock, or a combination of both) equal to the number of SARs exercised multiplied by the excess of the fair market value of the Common Stock on the exercise date over the exercise price of the related option. Limited SARs are similar to General SARs, except that, unless the Administrator determines otherwise, they may be exercised only during a prescribed period following the occurrence of one or more of the following "Change of Control" transaction: (i) the approval of the Board of Directors of consolidation or merger in which the Company is not the surviving corporation, the sale of all of substantially all the assets of the Company, or the liquidation or dissolution of the Company; (ii) the commencement of a tender or exchange offer for the Company's Common Stock (or securities convertible into Common Stock) without the prior consent of the Board; (iii) the acquisition of beneficial ownership by any person or other entity (other than the Company or any employee benefit plan sponsored by the Company) of securities of the Company representing 25% or more of the voting power of the Company's outstanding securities; or (iv) if during any period of two years or less, individuals who at the beginning of such period constitute the entire Board cease to constitute a majority of the Board, unless the election, or the nomination for election, of each new director is approved by at least a majority of the directors then still in office.

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

     Upon the grant of restricted shares, stock certificates registered in the name of the recipient will be issued and such shares will constitute issued and outstanding shares of Common Stock for all corporate purposes. The holder will have the right to vote the restricted shares and to receive all regular cash dividends (and such other distributions as the Administrator may designate), if any, which are paid or distributed on the restricted shares and, generally, to exercise all other rights as a holder of Common Stock, except that, until the end of the restricted period; (i) the holder will not be entitled to take possession of the stock certificates representing the restricted shares and (ii) the holder will not be entitled to sell, transfer or otherwise dispose of the restricted shares. A breach of any restrictions, terms, or conditions established by the Administrator with respect to any restricted shares will cause a forfeiture of such restricted shares.

     Upon expiration of the applicable restriction period and the satisfaction of any other applicable conditions, all or part of the restricted shares and any dividends or other distributions not distributed to the holder (the "retained distributions") thereon will become vested. Any restricted shares and any retained distributions thereon which do not so vest will be forfeited to the Company. If prior to the expiration of the restricted period a holder is terminated without cause or because of a total disability (in each case as defined in the Management Plan), or dies, then, unless otherwise determined by the Administrator at the time of the grant, the restricted period applicable to each award of restricted shares will thereupon be deemed to have expired. Unless the Administrator determines otherwise, if a holder's employment terminates prior to the expiration of the applicable restricted period for any reason other than as set forth above, all restricted shares and any retained distributions thereon will be forfeited.

     Accelerating of the vesting of the restricted shares shall occur, under the provisions of the Management Plan, on the first day following the occurrence of any of the following: (a) the approval by the stockholders of the Company of an "Approved Transaction"; (b) a "Control Purchase"; or (c) a "Board Change."

     An "Approved Transaction" is defined as (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock will be converted into cash, securities, or other property other than a merger of the Company in which the holders of the Common Stock immediately prior to the merger have the same proportionate ownership of Common Stock of the surviving corporation immediately after the merger; or (B) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company; or (C) the adoption of any plan or proposal for the liquidation or dissolution of the Company.

     A "Control Purchase" is defined as circumstances in which any person (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), corporation, or other entity (other than the Company or any employee benefit plan sponsored by the Company) (A) shall purchase any Common Stock of the Company (or securities convertible into the Company's Common Stock) for cash, securities or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors, or (B) shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange
Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors (calculated as provided in paragraph (d) of such Rule 13d-3 in the case of rights to acquire the Company's securities).

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

1994 Employee Stock Option Plan

         In December 1994, the Board of Directors adopted the 1994 Senior Employee Incentive Plan (the "Employee Plan"). This plan was adopted by shareholder consent also. The Employee Plan provides for the issuance of up to 2,000,000 shares of the Company's Common Stock in connection with the issuance of stock options to key employees of the Company.

     The adoption of the Employee Plan was prompted by the Company's desire (i) to attract and retain qualified personnel, whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential, by encouraging those persons to acquire equity in the Company; and (ii) to provide the Board with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding key employees, advisors, and independent consultants without unnecessarily depleting the Company's cash reserves. The Employee Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer employees a personal interest in the Company's growth and success through the grant of stock options. A total of 2,000,000 shares of Common Stock are reserved for issuance under the Employee Plan.

     Under the Employee Plan, options to purchase an aggregate of not more than 2,000,000 shares of Common Stock may be granted from time to time to key employees, advisors and independent consultants to the Company and its subsidiaries. It is anticipated that awards made under the Employee Plan will be subject to vesting periods, although the vesting periods are subject to the discretion of the Board of Directors or Administrator of the plan. If approved, awards under the Employee Plan may be made until January 1, 2004 when the Employee Plan terminates.

         The Employee Plan is to be administered by the Board of Directors. Subject to the specific provisions of the Employee Plan, the Administrator is generally empowered to (i) interpret the plan; (ii) prescribe rules and regulations pertaining thereto; (iii) determine the terms of the option agreements; (iv) amend them with the consent of the optionee; (v) determine the employees to whom options are to be granted; and (vi) determine the number of shares subject to each option and the exercise price thereof.

The per share exercise price for incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company).

     Options will be exercisable for a term determined by the Board which will not be less than one year. Options may be exercised only while the original grantee has a relationship with the Company or a subsidiary of the Company which confers eligibility to be granted options or up to ninety (90) days after termination at the sole discretion of the Board. In the event of termination due to retirement, the Optionee, with the consent of the Board, shall have the right to exercise his option at any time during the twelve (12) month period after such retirement. Options may be exercised up to twelve (12) months after death or total and permanent disability. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the Employee Plan) in the discretion of the Board, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. Options may be exercised during the holder's lifetime only by the holder or his or her guardian or legal representative.

     Options granted pursuant to the Employee Plan may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422A of the Internal Revenue Code of 1986. Accordingly, the Employee Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend, or terminate the Employee Plan, provided, however, that certain material modifications affecting the Plan must be approved by the shareholders, and any change in the Employee Plan that may adversely affect an optionee's rights under an option previously granted under the Employee Plan requires the consent of the optionee.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information as of September 29, 1997, based upon information obtained by the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding shares of Common Stock; (ii) by each officer and director; and (iii) by all officers and directors as a group.

                                                                                           Percent of
                                                                                           Common
                                                            Number of                      Stock
         Name                                               Shares                         Owned
         ----                                               -----------                    -----
         Joseph Polito (1)                                    4,862,156                     61.1%
         c\o U.S. Bridge Corp.
         53-09 97th Place
         Corona, New York  11368

         Steven Polito (2)                                        127,500                 1.7%
         c\o U.S. Bridge Corp.
         53-09 97th Place
         Corona, New York  11368

         Ronald Polito (3)                                         152,500                     2.0%
         c\o U.S. Bridge Corp.
         53-09 97th Place
         Corona, New York  11368

         All officers and directors
         as a group (3 persons)(1)-(3)                           5,142,156                  65.3%


         (1) Includes 275,000 shares issuable upon the exercise of an option which is presently vested and exercisable. Does not include (i) 10,000 shares issuable to Joseph Polito upon the exercise of options not presently vested; and (ii) an aggregate of 251,000 shares gifted by Joseph Polito, of which 81,000 shares were gifted to members of Joseph Polito's family (including 50,000 each to Ronald and Steven Polito) and 70,000 shares were gifted to employees of the Company, as of January 23, 1995. Mr. Polito disclaims beneficial ownership of all shares transferred to his family members. (2) Includes 75,000 shares issuable to Steven Polito pursuant to options which have vested. (3) Includes 100,000 shares issuable to Ronald Polito pursuant to options which have vested.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         NY leases its administrative office space and certain storage space from RSJJ, an affiliate owned by the Company's majority stockholder, Mr. Polito. In accordance with a signed lease agreement which expires on March 31, 1998, NY pays rent in the amount of $20,000 per month. On June 19, 1997, NY issued the Company issued 200,000 shares of Common Stock to Mr. Polito and 150,000 shares of Common Stock to JLB, in exchange for 270,000 shares of NY's Common Stock. These issuances were made pursuant to an agreement between NY and RSJJ to convert $480,000 of debt (due under NY's lease agreement with RSJJ) into equity.

         On  September  1,  1995,  in  conjunction  with  NY's  public  offering underwriter's exercise of its over-allotment option to purchase 91,850 additional shares of NY's Common Stock, the Company exercised its Special Warrant and purchased 5,665 shares of NY's Common Stock at $2.50 per share.

         On October 11, 1995, NY paid One Carnegie $50,000 on behalf of MD for fabrication services performed by MD. Such payment was treated as an on account payment by NY to MD. From July 1995 to October 1995, NY paid MD approximately $183,000 for the labor associated with the fabrication of steel.

         During the year ended June 30, 1996, NY purchased approximately $180,333 of fabricated steel from Waldorf. Such amount paid to Waldorf represented approximately 18% of the steel purchased by NY for the year ended June 30, 1996. Waldorf is wholly owned by Mr. Polito.

         During the years ended June 1997 and 1996, NY paid $371,321 and $802,383, respectively, to MD for certain materials and labor necessary to perform steel erection services. MD is a wholly owned subsidiary of the Company.

         During the years ended June 30, 1997 and 1996, NY paid $214,000 and $163,000, respectively, to Crowne Crane, Inc. for leasing of cranes necessary to perform steel erection services. Joseph Polito owns 50% of Crowne Crane, Inc.

     During the year ended June 30, 1997, NY paid $35,000 to Atlas Gem Leasing, Inc. for certain machinery necessary to perform steel erection services. Atlas Gem Leasing, Inc. is wholly owned by Joseph Polito.

     On May 13, 1996, Mr. Polito, the Company's President entered into a memorandum of understanding with an individual, Lubov Ulianova, whereby Mr. Polito borrowed $300,000 from Mr. Ulianova. The loan was secured by 550,000 shares of the Company's Common Stock owned by Mr. Polito, which shares were put into an escrow account, with Alan Berkun as the escrow agent. The funds were then loaned by Mr. Polito to the Company. The loan provided that upon the Company's listing of its Common Stock on the Nasdaq SmallCap Stock market
(Nasdaq), 400,000 shares of Common Stock would be issued to Mr. Ulianova as payment for the loan. This transaction was to be pursuant to Regulation S under the Securities Act of 1933, as amended. In addition, Mr. Polito granted Mr. Ulianova an option to purchase 600,000 shares of Company Common Stock at a price of $1.50 and could only be exercised if the bid price for the Company's Common Stock was at least $3.00. The Company's Common Stock was approved for listing on Nasdaq on July 25, 1996 at which time the loan was repaid. The option expired unexercised. These matters were reviewed for the Company by its special counsel Alan Berkun, Esq.

         In December 1996, the Company issued bonuses of 100,000 shares of Common Stock to Joseph Polito and 2,500 shares to each of Ronald Polito and Steven Polito as part of the aggregate of 114,617 shares to NY's employees and consultants pursuant to the Management Plan. The Company also issued 313 shares of Common Stock to Ilene Althaus, Mr. Polito's wife. In connection with the 114,617 shares issued to NY's employees and consultants, the Company recorded compensation expense amounting to $107,453 which is based on upon 50% of the average closing bid price for the month of December 1996.

         In February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered a total of 686,617 common shares, of which, 575,000 shares are underlying options pursuant to the Company's Senior Management Incentive Plan. The options are exercisable at various prices ranging from $1.750 each to $1.925 each.

     On March 13, 1997, the Company issued 125,000 common shares to Joe Polito. Mr. Polito acquired these shares by exercising options pursuant to the above mentioned February 1997 Form S- 8 Registration Statement. Mr. Polito executed a promissory note for the exercise price.

         See  "Item  10.   Executive   Compensation-Employment   and  Consulting
Agreements" for information regarding management's compensation.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II, Item 8:

                                                  Page

Independent Auditors Report ..................   F-1
Consolidated Balance Sheet ...................   F-2
Consolidated Statements of Operations ........   F-3
Consolidated Statement of Stockholders' Equity   F-4
Consolidated Statements of Cash Flows ........   F-5 - F-6
Consolidated Notes to Financial Statements ...   F-7 - F-19

(b)      During the last quarter, the Company filed no reports on Form 8-K.

(c) All exhibits, except those designated with an asterisk (*), which shall be filed by amendment hereto, previously have been filed with the Commission in connection with such documents as are incorporated by reference herein.

          2.1     -        Agreement and Plan of Reorganization dated effective as of April 25,
                           1994 (incorporated by reference herein to Form 10-K filed with the
                           Commission for the fiscal year ended June 30, 1994).
         3.1      -        Certificate of Incorporation of the Company filed June 15, 1994.
         3.2      -        By-Laws of the Company (incorporated herein by reference to Form 8-
                           K, dated April 25, 1994).
         4.1      -        Form of Special Warrant (incorporated herein by reference to Form 10-
                           KSB for the fiscal year ended June 30, 1995).
          4.2     -        Form of Restricted Stock agreement issued to Joseph Polito
                           (incorporated herein by reference to Form 10-KSB for the fiscal year ended June 30, 1995).
         10.1     -        Lease Agreement between One Carnegie Court Associates and Waldorf
                           Steel Fabrications, Inc., dated March 27, 1990 (incorporated herein by reference to Form 8-K, dated April 25, 1994).
         10.2     -        Promissory note from the Company to Trinity Industries, Inc.
         10.3     -        Forbearance Agreement between the Company and Trinity Industries,
                           Inc., dated October 14, 1993 (incorporated  herein by
                           reference to Form 8-K, dated April 25, 1994).
         10.4     -        Lease Agreement between R.S.J.J. Realty Corp. and NY, dated June 30,
                           1993  (incorporated herein by reference to Form 8-K, dated April 25,
                           1994).
         10.5     -        Employment Agreement of Joseph Polito (incorporated herein by reference to Form 10-KSB for the fiscal year ended June 30, 1995).
         10.6     -        The Company's Senior Management Incentive Plan (incorporated herein by reference to the Company's proxy statement dated December 2,
                           1996).
         10.7     -        The Company's Employee Stock Option Plan (incorporated herein by reference to the Company's proxy statement dated December 2,
                           1996).
         10.8     -        Agreement between Iron Workers Local Union 40 and NY
                           (incorporated herein by reference to Form 10-KSB for the fiscal year ended June 30, 1995).
         10.9     -        Agreement between Local Union 14, 14B, 15, 15A, 15C, 15D,
                           International Union of Operating Engineers, AFL-CIO and NY
                           (incorporated herein by reference to Form 10-KSB for the fiscal year ended June 30, 1995).
         10.10    -        Agreement between Local 780 and NY (incorporated herein by reference to Form 10-KSB for the fiscal year ended June 30, 1995).
         10.11    -        Agreement  to  capitalize  the  $400,000  of  debt
                           (incorporated  herein by reference to Form 10-KSB for
                           the fiscal year ended June 30, 1995).
         10.12    -        Consulting  Agreement  with  Marlowe  and  Company
                           (incorporated  by reference herein to Form S-8, dated
                           June 4, 1995).
         10.13    -        Lease surrender agreement between One Carnegie and Waldorf dated
                           August 1, 1995 (incorporated herein by reference to Form 10-KSB/A for the fiscal year ended June 30, 1995).
         10.14    -        Lease Agreement between One Carnegie and U.S. Bridge Corp.
                           (Maryland), dated August 1, 1995  (incorporated herein by reference to
                           Form 10-KSB/A for the fiscal year ended June 30, 1995)
         10.15*   -        Consulting Agreement dated                          December 9, 1996 with Bernard Tapie

         21.1*    -        List of Subsidiaries
         27.1*    -        Financial Data Schedule

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of October, 1997.


U.S. BRIDGE CORP.



By: /s/ Joseph M. Polito
Joseph M. Polito, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



\s\ Joseph M. Polito                                 President and Director
Joseph M. Polito                                     (Principal Executive                        10/9/97
                                                     Officer)                                    date


\s\ Ronald J. Polito                                 Secretary and Director
Ronald J. Polito                                                                                 10/9/97
                                                                                                 Date


\s\ Steven J. Polito                                 Treasurer                                   10/9/97
Steven J. Polito                                     and Director                                Date


                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                                                                   Page
                                                                   Number

    Independent auditors' report ...............................   F-1

    Consolidated balance sheet as of June 30, 1997 .............   F-2

    Consolidated statements of operations for the years
     ended June 30, 1997 and 1996 ..............................   F-3

    Consolidated statement of stockholders' equity for the years
     ended June 30, 1997 and 1996 ..............................   F-4

    Consolidated statements of cash flows for the years
     ended June 30, 1997 and 1996 ..............................   F-5 - F-6

    Notes to consolidated financial statements .................   F-7 - F-19

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of U.S. Bridge Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of U.S. Bridge Corp. and its subsidiaries (the "Company") as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1997, and the consolidated results of its operations and cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.



Scarano & Tomaro, P.C.
Syosset, New York
October 4, 1997

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997


                                                 ASSETS
Current assets:
    Cash .............................................................   $    555,435
    Cash - restricted ................................................        214,001
    Contracts and retainage receivable, net ..........................      8,962,297
    Costs and estimated earnings in excess of billings
     on uncompleted contracts ........................................      2,225,723
    Deferred tax asset ...............................................        304,225
    Other current assets .............................................        186,499
                                                                         ------------

         Total current assets ........................................     12,448,180

Assets of discontinued operations ....................................      2,889,999
Deferred tax asset - non current .....................................         74,575
Other assets .........................................................         87,500
                                                                         ------------

Total assets .........................................................   $ 15,500,254
                                                                         ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdrafts of $149,290 ..........   $  3,495,492
    Accrued expenses .................................................        964,236
    Payroll taxes payable ............................................      1,441,589
    Note payable .....................................................        145,358
    Billings in excess of costs and estimated earnings
     on uncompleted contracts ........................................        126,455
    Due to officer and related parties ...............................        166,540
    Income taxes payable .............................................        522,379
    Liabilities of discontinued operations ...........................      3,039,999
                                                                         ------------

         Total current liabilities ...................................      9,902,048

Minority interest ....................................................      2,828,301

Commitments and contingencies (Note 13) ..............................           --

Stockholders' equity:
    Preferred stock,  authorized 10,000,000,  issued and outstanding -0- shares
    Common stock, $.001 par value, authorized 50,000,000 shares,
     issued and outstanding 7,402,148 ................................          7,006
    Additional paid-in capital .......................................      3,756,589
    Accumulated deficit ..............................................       (753,065)
                                                                         ------------
         Sub-total stockholders' equity ..............................      3,010,530
         Less: Note receivable - stockholder .........................       (240,625)

         Total stockholders' equity ..................................      2,769,905

Total liabilities and stockholders' equity ...........................   $ 15,500,254
                                                                         ============


          See accompanying notes to consolidated financial statements.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,

                                                                        1997              1996

Revenue:
    Contract revenue .................................................   $ 15,494,447    $  7,401,433
                                                                                         ------------    ------------------

Costs and expenses:
    Cost of contract revenues ........................................     11,137,325       5,031,216
    General and administrative expenses ..............................      2,934,916       2,493,399
    Bad debt expense .................................................      1,287,000       1,019,127
                                                                                         ------------    ------------------

         Total costs and expenses ....................................     15,359,241       8,543,742
                                                                                         ------------    ------------------

Income (loss) from operations before other income (expense),
 minority interest and (benefit) provision for income taxes ..........        135,206      (1,142,309)

Other income (expenses):
    Interest expense and financing costs .............................       (158,577)        (35,141)
    Unusual item (Note 8(b)) .........................................           --          (441,863)
    Gain on sale/acquisition of subsidiary's stock (Note 9) ..........         17,500         832,571
    Gain on issuance of stock for accounts payable ...................        243,750            --
    Interest income ..................................................         10,425          27,766

         Total other (expenses) income ...............................        113,098         383,333


(Income) loss before minority interest and (benefit) provision
 for income taxes ....................................................        248,304        (758,976)

Minority interest in net (income) loss ...............................       (281,773)        342,802


Loss before provision (benefit) for income taxes .....................        (33,469)       (416,174)

Provision (benefit) for income taxes .................................        142,875        (860,960)


Net income before loss from discontinued operations ..................       (176,344)        444,786

Loss from discontinued operations ....................................        280,911         404,217
Loss on disposal of assets of discontinued operations ................         83,621            --


Net income (loss) ....................................................   $   (540,876)   $     40,569


Net income (loss) per common equivalent share:

    Income (loss) from operations before other income (expense),
      minority interest and (benefit) provision for income taxes .....   $        .02    $       (.20)

    Income (loss) before minority interest and (benefit) provision for
     income taxes ....................................................   $        .04    $       (.19)

     Provision (benefit) for income taxes .............................  $        .02    $       (.14)

    Net (loss) income ................................................   $       (.08)   $         Nil


Weighted average number of common shares outstanding .................       6,854,390       6,137,530


         See accompanying notes to consolidated financial statements
                                      F-3

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                                                         Common
                                                          stock
                                                                                Additional                          Total
                                                                                paid-in           Accumulated       Stockholders'
                                                  Shares          Amount        Capital           Deficit           equity

Balances at July 1, 1995                          6,012,531     $   5,616      $    2,591,652     $   (252,758)     $    2,344,510

Issuance of common stock in consideration
 for services pursuant to senior management
 incentive plan                                     150,000           150              49,350              -                49,500

Net income for the year ended
 June 30, 1996                                          -             -                   -             40,569              40,569
                                             --------------     ---------      --------------     ------------      --------------

Balances at June 30, 1996                         6,162,531         5,766           2,641,002         (212,189)          2,434,579

Issuance of common stock in lieu of
 repayment of loan                                  400,000           400             399,600              -               400,000

Issuance of common stock as
 consideration for services
 provided to the Company                            250,000           250             149,750              -               150,000

Issuance of common stock pursuant
 to the 1995 Senior Management
 Incentive Plan as consideration for
 services provided to the Company                   114,617           115             107,337                 -             107,452

Issuance of common stock in connection
 with the exercise of options                       125,000           125            240,500                 -             240,625

Issuance of common stock in connection
 with settlement of subsidiary's related
 party debt                                         350,000           350             218,400              -               218,750

Net loss for the year ended
 June 30, 1997                                          -             -                   -           (540,876)           (540,876)
                                             --------------     ---------      --------------     ------------      --------------

Balances at June 30, 1997                         7,402,148     $   7,006      $    3,756,589     $   (753,065)     $    3,010,530
                                             ==============     =========      ==============     ============      ==============

          See accompanying notes to consolidated financial statements.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,


                                                                   1997          1996

Operating activities:
    Net income (loss) .........................................   $  (540,876)   $    40,569
    Adjustments to reconcile net (loss) income to net
     cash (used for) provided by operating activities:
         Depreciation and amortization ........................       453,583        882,549
         Minority interest in net income (loss) ...............       281,773       (342,802)
         Bad debt expense .....................................     1,287,000      1,019,127
         Deferred income tax benefit ..........................      (396,300)          --
         Issuance of common stock for services ................       107,453           --
         Gain on sale of subsidiary's stock ...................          --         (832,571)
         Gain on issuance of stock for debt ...................      (143,750)          --
         Contingent loss on disposal of property ..............        92,121           --
    Decrease (increase) in:
         Contracts and retainage receivable ...................    (6,752,882)    (1,711,424)
         Costs and estimated earnings in excess of
          billings on uncompleted contracts ...................       207,801       (607,395)
           Other current assets ...............................        (7,382)       (18,750)
    Increase (decrease) in:
         Accounts payable .....................................     3,519,175        489,597
         Accrued expenses .....................................       778,853       (189,545)
         Payroll taxes payable ................................     1,060,660         62,570
         Billings in excess of costs and estimated
          earnings on uncompleted contracts ...................       109,888         16,567
         Income taxes payable .................................       521,675       (864,263)
                                                                  -----------    -----------
           Net cash used for operating activities .............       578,792     (2,055,771)
                                                                  -----------    -----------

Investing activities:
    Other assets ..............................................        (8,156)          --
                                                                  -----------    -----------
           Net cash (used for) provided by investing activities        (8,156)          --
                                                                  -----------    -----------

Financing activities:
    Principal payments on mortgage ............................          --         (164,992)
    Financing costs incurred ..................................       (35,000)          --
    Principal payments of notes payable .......................          (479)    (1,071,649)
    Advances from officers ....................................       211,341        358,779
    Advances from (payment to) related parties ................      (376,714)       (80,767)
    Proceeds from issuance of Subsidiary's
     common stock and warrants, net of costs ..................          --        3,207,806
                                                                  -----------    -----------
           Net cash provided by financing activities ..........      (200,852)     2,249,177
                                                                  -----------    -----------

Net increase in cash ..........................................       369,784        193,406
Cash, beginning ...............................................       399,652        206,246
                                                                  -----------    -----------
Cash, ending ..................................................   $   769,436    $   399,652
                                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,


                                                                                   1997                 1996

Supplemental disclosure of cash flow information: Cash paid during the year for:
         Interest ..............................................................   $            36,848   $236,610
                                                                                   ===================   ========
         Taxes .................................................................   $              --     $   --
                                                                                   ===================   ========

Supplemental disclosure of non-cash operating activities:

    In connection with the issuance of common stock, 114,617 shares
     were issued as consideration for employee compensation ....................   $           107,452   $   --
                                                                                   ===================   ========

Supplemental disclosure of non-cash financing activities:
    In connection with the conversion of subsidiary's account payable of the Subsidiary's common stock, 350,000 shares of common stock were issued as consideration for 270,000 shares of common
     stock of the Subsidiary ...................................................   $           218,750   $   --
                                                                                   ===================   ========

    In connection with issuance of common stock, 250,000 shares were
     issued as deferred compensation ...........................................   $           150,000   $ 49,500
                                                                                   ===================   ========

In connection with the payment of due to shareholder, 400,000
 shares of common stock were issued ............................................   $           300,000   $   --
                                                                                   ===================   ========



NOTE 1 - ORGANIZATION

                         U.S. Bridge Corp.  ("the Company") was  incorporated in
                    the State of Delaware on September 11, 1988 under the name of Colonial Capital Corp. Effective April 1994, in connection with the reverse acquisition of its subsidiaries, (See Note 12(a)) Cofis changed its name to U.S. Bridge Corp.

                         U.S. Bridge of N.Y. Inc. ("US Bridge NY") is a New York
                    Corporation and as of June 30, 1997 is a 53.23% owned subsidiary of the Company which provides steel erection to contractors. US Bridge NY was incorporated on September 4, 1990.

                         One Carnegie Court Associates,  Ltd. "One Carnegie" was
                    incorporated in the State of Maryland and is a wholly-owned subsidiary of the Company. One Carnegie was incorporated on December 14, 1990, for the purposes of acquiring on January 14, 1991, building, machinery, and equipment, which it rented to US Bridge Corp. (Maryland) ("US Bridge MD").

                         US Bridge MD was  incorporated in the State of Delaware
                    for the purpose of providing laborers to perform fabrication work for US Bridge of NY and other unrelated customers. US Bridge MD is a wholly-owned subsidiary of the Company.

                           The  Company and its  subsidiaries'  year end is June
30, for financial statement purposes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             a)   Consolidated statements

                  The consolidated financial statements at June 30, 1997 and 1996 include the accounts of the Company and its majority-owned subsidiary, US Bridge NY and its wholly-owned subsidiaries, One Carnegie and US Bridge MD, after elimination of all significant intercompany transactions and accounts.

                  b)       Cash and cash equivalents

                           For  purposes of the  statements  of cash flows,  the
                  Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. US Bridge NY at June 30, 1997 maintains its cash deposits in accounts which are in excess of federal deposit insurance corporation limits by $244,625.

                           As of June 30, 1997, the Company  maintains  $214,001
                  of restricted cash securing a credit line from a financial institution.

                  c)       Use of estimates

                           The  preparation  of  the  financial   statements  in
                  conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates with regard to these financial statements relate to the estimating of final construction contract profits in accordance with accounting for long-term contracts and estimating potential liabilities in conjunction with certain contingencies and commitments. Actual results could differ from these estimates.

            d)    Balance sheet classifications

                           The   Company   includes   in   current   assets  and
                  liabilities amounts receivable and payable under construction contracts which may extend beyond one year. A one-year time period is used as the basis for classifying all other current assets and liabilities.

             e)   Contracts and retainage receivables

                  Contracts and retainage receivables represent amounts billed but uncollected on completed construction contracts and construction contracts in progress and unbilled retainage on construction contracts completed and in progress.

                  The Company utilizes the allowance method for recognizing the collectibility of its contracts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts and estimates made by management.

             f)   Property and equipment

                  Property and equipment which has been classified as assets of discontinued operations are recorded at cost. Depreciation was provided using the straight-line method over the estimated useful lives of the related assets which range from 10 to 40 years.

             g)   Deferred compensation

                  Deferred compensation which has been included as other assets consists of stock issued to an officer relating to the initial public offering of US Bridge NY. Deferred compensation has been charged to general and administrative costs over the vesting period of the stock issued. (See Note 10(b)(i)).

             i)   Deferred consulting costs

                  Deferred consulting costs which have been classified as other assets consist of consulting fees in the form of additional common stock issued to a broker-dealer. (See Note 10(b)(ii)). The deferred consulting costs of $150,000 are being amortized over the two year period.

             j)   Income taxes

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

             k)   Revenue recognition

                  The Company recognizes revenue and costs for all contracts under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revision in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts become known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.

                  The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts", represents costs and estimated earnings in excess of amounts billed on respective uncompleted contracts at the end of each period.

                  The current liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings which exceed costs and estimated earnings on respective uncompleted contracts at the end of each period.

             l)   Net income (loss) per share

                  Net income (loss) per share for the years ended June 30, 1997 and 1996 are based upon the weighted average number of common shares outstanding during the respective years.

                  m)       Impact of recently issued accounting standards

                  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 during the year ended June 30, 1996.

             n)   Accounting for stock-based compensation

                    During  1995,  SFAS No.  123,  "Accounting  for  Stock-based
               Compensation" was issued. The statement requires the fair value of stock options and other stock-based compensation issued to employees to be either included as compensation expense in the income statement, or the pro-forma effect on net income and earnings per share to be disclosed in the footnotes to the financial statements commencing in 1996. The Company has elected to adopt SFAS No. 123 effective July 1, 1995.

                    o)     Fair value disclosure as of June 30, 1997

                  The carrying value of cash, accounts receivable, accounts payable and accrued expenses and short-term debt are a reasonable estimate of their fair value. The carrying value of the long-term debt approximates fair value based upon the interest factors for the debt being based upon the prime rate which reflects market value.

             p)   Reclassifications

                  Certain reclassifications have been made to the June 30, 1996 consolidated financial statements in order to conform to the June 30, 1997 presentation.

NOTE 3       -    CONTRACT AND RETAINAGE RECEIVABLE

                  At June 30, 1997, contract and retainage receivable consist of the following:


Contracts in progress .........................   $ 5,087,169
Completed contracts ...........................     4,939,284
Retainage .....................................     1,222,844
                                                  -----------
                                                   11,249,297

Less: allowance for doubtful accounts               2,287,000

                                                  $ 8,962,297

NOTE 4       -    CONTRACTS IN PROGRESS

                  At June 30, 1997, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

Costs incurred on uncompleted contracts   $14,025,808
Profits earned to date ................     4,190,473
                                          -----------
                                           18,216,281

Less: billings to date ................    16,117,013

                                          $ 2,099,268

                           Included in the accompanying  balance sheet under the
                  following captions at June 30, 1997:

Costs and estimated earnings in excess of
 billings on uncompleted contracts ......   $ 2,225,723
Billings in excess of costs and estimated
 earnings on uncompleted contracts ......      (126,455)

                                             $ 2,099,268

NOTE 5 - BACKLOG

                  The following schedule summarizes changes in backlog on contracts during the year ended June 30, 1997. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

Backlog balance at July 1, 1996 ...................................................   $ 17,943,400
Change orders to contracts in progress at July 1, 1996 ............................      2,486,885
New contracts during the year ended June 30, 1997 .................................      1,113,462
                                                                                                      ----------------
                                                                                                            21,543,747
                  Less: contract revenue earned during the year ended June 30, 1997    (15,494,447)
                                                                                                      ----------------

                  Backlog balance at June 30, 1997 ................................   $  6,049,300
                                                                                                      ================

NOTE 6  -- ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 1997:

         Wages and related union benefits .................   $307,934
         Professional fees ................................     40,000
         Insurance expense ................................    421,885
         State franchise taxes ............................      1,392
         Interest and penalties on payroll taxes ..........    193,025
                                                              --------

                                                             $ 964,236
NOTE 7 - INCOME TAXES

                  The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company's only such significant items relate to its allowance for doubtful accounts and Section 144 stock issuances.

                           For income tax purposes,  the Company reports using a
                  year end of December 31. The Company and its subsidiaries file returns separately for federal and State purposes.

     The reconciliation of income tax computed at the federal statutory tax rate to income tax expense is as follows for the years ended June 30,

                                                                      1997          1996
                  Tax computed at the federal statutory
                  income tax rate ............................       (11,379)      (141,500)

                  Increase (reductions) resulting from:
                  state and local taxes net of federal benefit        (4,331)       (18,395)

                  Tax expense on subsidiary income,
                  deferred income tax benefit and
                  other miscellaneous permanent differences ..       158,585           --

                  Reversal of prior year accruals ............          --         (701,065)
                                                                 ___________    ___________
                                                                                -----------
                  Income tax expense (benefit) ...............       142,875       (860,960)

                  The tax effects of significant item comprising the Company's net deferred tax assets as of June 30, 1997 is as follows:

                  Allowance for doubtful accounts ............   $ 1,073,500
                  Section 144 stock (IRC Section 83) .........       441,700

                  Less: Valuation allowance ..................    (1,136,400)

                  Deferred tax asset .........................   $   378,800

                      Current portion of deferred tax asset ..   $   304,225

                  Non-current portion of deferred tax asset ..        74,575
                                                                 $   378,800

                  The Company has recorded a deferred tax asset with an estimated valuation allowance of 75% as of June 30, 1997 based on the estimated deductibility of the above items expense in the future.

NOTE 8 - NOTES PAYABLE

                  a)  Line of credit

                  During August 1994, the Company secured a $250,000 credit line with a bank at an interest rate of one and one half percent (11/2%) above the prime rate. The security for the line of credit is in the form of a certificate of deposit in the amount of $200,000 provided by US Bridge NY. Interest is payable on the first day of each month which commenced October 1, 1994. The credit line is payable on demand. At June 30, 1997 the balance was $145,358.

            b)    Promissory Notes

                      On January 16, 1995 an Underwriter commenced and privately offered on a best-efforts basis, sixteen (16) units of US Bridge NY securities at a price of $55,000 per unit. Each unit consisted of a promissory note in the principal amount of $45,000 bearing interest at 12% per annum, and 10,000 shares of common stock at $1.00 per share. The 160,000 shares sold in this offering were assigned a value of 100% of the initial public offering price of $5.00 per share. In relation to the common stock sold in the offering, US Bridge NY recorded deferred financing costs of $640,000 (160,000 shares at $5.00 per share less original costs of $1.00 per share). Deferred financing costs were amortized on a monthly basis until the earlier of March 1996, the due date of the related promissory notes or the initial public offering of US Bridge NY. As a result, for the years ended June 30, 1997 and 1996 US Bridge NY recorded amortization expense of $0 and $441,863, respectively. The offering was completed on March 9, 1995 resulting in all sixteen (16) units being sold netting proceeds to US Bridge NY of approximately $696,851.

NOTE 9 - MINORITY INTEREST

                      In  connection  with US Bridge NY's  private  placement on
                  March 9, 1995 (see Note 8(b)) and its Initial Public Offering ("IPO") (see Note 10(c)(i)), the Company's interest in US Bridge NY was reduced to 49.95% before its exercise of the special warrant. On September 9, 1995 the Company purchased at $2.50 per share, 5,665 shares of common stock of US Bridge NY by exercising its right pursuant to the terms of a special warrant issued only to the Company. As a result, the Company increased its ownership in US Bridge NY to 50.1% from 49.95%. During the year ended June 30, 1997 stock transactions of US Bridge NY resulted in an increase in the Company's ownership of US Bridge NY to 53.23%. As of June 30, 1997, the minority interest balance amounting to $2,828,301 is a result of all of the above transactions and the proportionate share of income and losses attributable to the minority stockholders.

                      Lastly, in connection with US Bridge NY's IPO, the Company recorded a gain of $832,571 during the year ended June 30, 1996 as a result of the increase of the value of its ownership of US Bridge NY's shares.

NOTE 10           -   STOCKHOLDERS' EQUITY

             a)   Recapitalization

                  On April 24, 1994, after giving effect to a 1-for-4 reverse stock split, the Company issued 2,820,000 and 720,000 shares, respectively, of its common stock to the stockholders of US Bridge NY and One Carnegie in exchange for all of their issued and outstanding shares. The acquisition by the Company has been treated as a recapitalization for accounting purposes. Accordingly, after such transaction and before US Bridge NY's private offering and initial public offering, US Bridge NY was a wholly-owned subsidiary of the Company. As of June 30, 1997 US Bridge NY is a 53.23% owned subsidiary and One Carnegie is a wholly-owned subsidiary of the Company.

             b)   Issuance of shares

                    (i)On August 15, 1995,  the Company issued 150,000 shares of common stock to its President pursuant to the terms of the Company's Senior Management Incentive Plan. Such shares were issued as compensation for the President's efforts with the Company and US Bridge NY in the consummation of US Bridge NY's initial public offering on August 14, 1995. Of the total 150,000 shares issued to the President, 50,000 shares immediately vested without restrictions and the remaining 100,000 shares vested at the rate of 50,000 shares on each August 15, 1996 and 1997. The value of these shares were amortized over the vesting periods.

                         (ii)On June 16, 1995 pursuant to Form S-8  Registration
                    Statement filed with Securities and Exchange Commission the Company registered and issued 500,000 shares to a broker-dealer as consideration for a two year consulting agreement. Pursuant to the consulting agreement, the consultant served as a financial consultant and advisor to the Company on a non-exclusive basis for a period of twenty-four (24) months commencing on June 1, 1995. Of the total 500,000 shares issued to the consultant, 250,000 of such shares were held in escrow until February 1996. The Company had also agreed, as amended, that upon NASDAQ approval, an additional 250,000 shares of restricted stock were to be issued to the consultant, which shares were issued in August 1996.

                    (iii) Shares issued to employees

                         During  December  1996, the Company issued an aggregate
                    of 114,617 shares to employees of the Company. In connection with the 114,617 shares issued to employees, the Company recorded compensation expense amounting to $107,453 which is based on upon 50% of the average closing bid price for the month of December 1996.

                    (iv) Additional acquisition of shares of US Bridge NY

                         During June 1997,  in  conjunction  with US Bridge NY's
                    capitalization of accounts payable, the Company issued 350,000 shares of common stock to RSJJ in exchange for the 270,000 shares of common stock in US Bridge NY issued to RSJJ in forgiveness of US Bridge NY's accounts payable to RSJJ. The shares issued to RSJJ in exchange of US Bridge NY shares have been valued at 50% of the average closing bid market value 30 days prior to issuance as a result of their restriction. Accordingly, the Company has recorded a gain on the exchange of shares of approximately $17,500.

                  (v)    Senior Management Incentive Plan

                         During   February   1997,   pursuant   to  a  Form  S-8
                    Registration Statement filed with the Securities and Exchange Commission, the Company registered a total of 686,617 common shares, of which, 575,000 shares are underlying options pursuant to the Company's Senior Management Incentive Plan. The options are exercisable at various prices ranging from $1.750 each to $1.925 each. As of June 30, 1997, the Company's president exercised the option to purchase 125,000 shares at $1.925 each. The Company received a promissory note in the amount of $240,625 as consideration for such shares.

                         (vi) Due to officer

                         On  May  13,  1996,  an  unrelated   party  loaned  the
                    Company's President $300,000 pursuant to a memorandum of understanding. The loan accrued interest at 1% above prime, and was due 90 days from receipt of funds. Simultaneously therewith, the Company's President loaned the Company the $300,000. As collateral for the loan, 550,000 shares of the Company's common stock owned by the President were put in an escrow account. In accordance with the Memorandum of Understanding, upon the Company being listed on NASDAQ, the Company liquidated such loan by issuing 400,000 shares to such unrelated party pursuant to regulation "S" under the securities act of 1933, as amended. The shares issued as consideration for the repayment of such loan were valued at the average closing bid price on the date the transaction was commenced. Accordingly, the Company has recorded a financing expense amounting to $100,000.

            c)    Equity transactions of US Bridge NY

                  i)     Initial public offering

                         On August 14, 1995 US Bridge NY successfully  completed
                    its public offering. As a result, US Bridge NY sold 791,850. In connection with the initial public offering of US Bridge NY, the Company's ownership percentage in US Bridge NY was reduced to 49.95% before the exercise of the special warrant as discussed below.

               (ii) Senior Management Incentive Plan

                         In December 1996, the Company  granted its President an
                    option under its Management Plan to purchase 125,000 shares of Common Stock. In February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered the sale of the 125,000 shares of Common Stock underlying the option. The option was exercisable at $1.10 per share (110% of the bid price on November 27, 1996) and was exercised March 25, 1997, resulting in the issuance of 125,000 shares of common stock.

NOTE 11 - COMMITMENT AND CONTINGENCIES

            a)    Disclosure of significant estimates - revenue recognition

                         As outlined in the  Summary of  Significant  Accounting
                  Policies, the Company's construction revenue is recognized on the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract by contract basis by reference to estimates by the Company's management and engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimates may be subject to revision in the normal course of business.

                  b)     Leases

                  US Bridge NY leases its administrative offices pursuant to a signed lease agreement with RSJJ which requires monthly payments of $20,000. Such lease expires on March 31, 1998. Under such lease agreement, US Bridge NY is required to make future minimum lease payments as follows:

                                 Year Ending
                                  June 30,
                                    1998                        $       180,000
                                                                 ===============
                                          Total                 $       180,000
                                                                 ===============

                  Accordingly, included in selling, general and administrative expenses is rent expense which amounted to $240,000 for each of the years ended June 30, 1997 and 1996. US Bridge NY also leases a yard for storage material pursuant to a oral agreement which requires monthly payments of $3,500. As of June 30, 1997, $66,500 of yard rent remains unpaid and is included in accounts payable.

             c)   Significant customers and vendors

                        For the years ended June 30, 1997 and 1996,  the Company
                  had three unrelated customers respectively, which accounted for approximately 86% and 62%, respectively, of total revenues. As of June 30, 1997 and 1996 approximately 83% and 89% of contracts and retainage receivables are due from four and three customers, respectively.

                  d)    Seasonality

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

                  e)    Bonding requirements

                  US Bridge NY is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, US Bridge NY has been able to sufficiently obtain bonding for its private projects. US Bridge NY is continuously pursuing obtaining bonding for its governmental construction projects. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects.

            f)    Mechanics liens

                        As of June 30, 1997,  three  actions to  foreclose  upon
                  mechanics liens filed during the fiscal year were commenced. Such actions amounted to $3,278,775.

                  g)    Payroll taxes

                         As of June 30,  1997,  the Company  owes  approximately
                    $1,441,589 of payroll taxes and related penalties and interest. Although as of June 30, 1997, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making monthly payments based on oral agreements.

                  h)    Legal proceedings

                                     i)  During  January  1997,  an  action  was
                        commenced by The Ohio Bridge Corporation ("Ohio") against US Bridge NY. Ohio claims that US Bridge NY has infringed its trademark "U.S. Bridge". During August 1997 in settlement of the action, the Company and US Bridge NY agreed to effect name changes.

                                     ii)  The  Company  is a  party  to  various
                        claims and legal proceedings incidental to its business. In management's opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial statements of the Company taken as a whole.

NOTE 12 - RELATED PARTY TRANSACTIONS

                  a) As of June 30, 1997, the total due to officer and related parties amounting to $166,540 represents advances made by the President of the Company and affiliated entities which bear no interest and are due on demand.

            b)    Rental expense

                  Included in general and administrative expenses is rent expense paid by US Bridge NY pursuant to a signed lease agreement with a Company (RSJJ) owned by the Company's majority stockholder. The lease expires March 31, 1998. Rent expensed for the years ended June 30, 1997 and 1996 amounted to $240,000 and $240,000, respectively.

                  c)    Purchase of material and labor

                        For the years  ended June 30, 1997 and 1996 US Bridge NY
                  purchased from Waldorf approximately $0 and $180,333, respectively, of the materials and labor necessary to perform steel erection services. Effective August 1, 1995, Waldorf ceased operations. Said vendor is under the common control of the President of the Company. Lastly, for the years ended June 30, 1997 and 1996, US Bridge NY paid $371,321 and $622,050, respectively, to US Bridge MD for certain materials and labor necessary to perform steel erection services. US Bridge MD is a wholly-owned subsidiary of Bridge Corp. Effective September 1996, US Bridge MD ceased operations.

                  e)    Employment agreement

                         On  April  4,  1995  US  Bridge  NY  entered   into  an
                    employment agreement with its President and Director for a term of approximately three (3) years expiring on June 30, 1998. The employment agreement provides for an annual salary of $300,000 with a 10% annual escalation. In addition, the President and Director were be granted options to purchase 25,000 shares of US Bridge NY's common stock, all of which options shall vest through April 1998. The exercise price of the options shall be equal to the 110% of the stock price in the initial public offering. The foregoing options are intended to qualify as incentive stock options.


NOTE 13 - DISCONTINUED OPERATIONS

                  a)    Agreement for Deed in Lieu of Foreclosure

                        On March 10, 1997,  One  Carnegie  executed an agreement
                  with its mortgage holder, whereby the property secured by the mortgage and owned by One Carnegie and rented to US Bridge MD, would be transferred to the mortgage holder. As additional consideration, One Carnegie executed a promissory note in the amount of $150,000 naming the mortgage holder as payee. Accordingly, the property and related accumulated depreciation, accrued interest and mortgage payable have been recorded as assets and liabilities of discontinued operations. The transaction was completed in August 1997, resulting in a loss on disposal of $83,621.