Form 10KSB/A
period 1997-06-30
U S BRIDGE CORP
filed 1997-11-10
CIK 846464

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

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

                                     PART I


                  ITEM 1.           DESCRIPTION OF BUSINESS

History

     U.S. Bridge Corp. ("the Company") was incorporated on September 12, 1988, in the State of Delaware, as Colonial Capital Corp. In January 1991, the Company amended its Certificate of Incorporation to effect a change in its name to The Mercado Marketing Corporation. In June 1991, the Company amended its Certificate of Incorporation to effect a change in its name to COFIS International Corp. Effective in May 1994, in connection with the reverse acquisition of its subsidiaries, the Company amended its Certificate of Incorporation to effect another change in its name to its current name, U.S. Bridge Corp.

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

     In connection with the Acquisitions, the Company amended its Certificate of Incorporation to (i) increase its authorized shares of Common Stock from 10,000,000 to 50,000,000 shares; (ii) increase the par value of the Common Stock from $.0001 to $.001; and (iii) authorize 10,000,000 shares of Preferred Stock, which shares may be issued in classes and series, pursuant to the rights, designations, and preferences as determined by the Board of Directors. To date, the Company has not issued any Preferred Stock.

Recent Developments

     In December 1996, the Company issued bonuses aggregating 114,617 shares of Common Stock to the consultants and employees of its subsidiary, NY; it also issued an option to purchase 400,000 shares of Common Stock to Joseph Polito; an option to purchase 100,000 shares of Common Stock to Ronald Polito; and an option to purchase 75,000 shares of Common Stock to Steven Polito pursuant to the Company's 1994 Senior Management Incentive Plan. In connection with the 114,617 shares issued, the Company recorded compensation expense amounting to

$107,453 which is based upon 50% of the average closing bid price for the month of December 1996.

     In February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered the resale of a total of 686,617 shares of Common Stock, 575,000 shares of which are underlying options pursuant to the Company's 1994 Senior Management Incentive Plan. The options are exercisable at various prices ranging from $1.750 each to $1.925 each. See "Item 12. Certain Relationships and Related Transactions."

     By agreement executed March 10, 1997 (mistakenly dated December 31, 1996), One Carnegie entered into an Agreement for Deed in Lieu of Foreclosure ("the Agreement") with Trinity Industries, Inc. ("Trinity"). The transaction, which was not closed and completed until August 1, 1997, was necessitated by One Carnegie's having defaulted on (i) the $3,000,000 Note (of which Trinity was the holder), and (ii) the Deed of Trust and Security Agreement which secured said Note for certain property located in Waldorf, Maryland. Pursuant to the Agreement, in lieu of foreclosing upon the property owned by One Carnegie, Trinity, through its affiliate, Waldorf Properties, Inc. ("WPI"), accepted the deed to such property. See Item 2 Description of Property.

     As of May 1997, NY was in arrears in the amount of $480,000 in payments due under its lease with R.S.J.J. Realty Corp. ("RSJJ"). This arrearage was converted into equity as follows: on June 19, 1997, NY issued 270,000 shares of common stock to the Company, for the cancellation of the debt owed to RSJJ. The Company, in turn, issued 200,000 shares of its Common Stock to Joseph Polito and 150,000 shares of its Common Stock to RSJJ. RSJJ then transferred all of such shares to RSJJ's mortgagor, which agreed to accept said shares as payment of RSJJ's outstanding mortgage. See "Item 12. Certain Relationships and Related Transactions."

Business of U.S. Bridge of N.Y., Inc.

General

     NY was incorporated in the State of New York on September 4, 1990, as Metro Steel Structures, Ltd. NY amended its Certificate of Incorporation to effect a change in its name to its current name on January 31, 1995. Additionally, NY amended its authorized capital (i) to increase the number of authorized shares of common stock from 200 to 10,000,000; (ii) to increase the par value from no par value to $.001 par value per share; (iii) to authorize 500,000 shares of preferred stock, par value $.01 per share; and (iv) to designate 400,000 shares of NY's preferred stock as "Series A Preferred Stock." Also as of such date, NY effected a 29,687.50 for one forward split of its common stock, pursuant to which there became 950,000 shares of common stock outstanding.

     NY commenced operations in or about June 1993 to serve primarily as a general contractor for construction projects sponsored by federal, state, and local government authorities in New York State and in the New York City metropolitan area. Previously, through other entities, Joseph Polito furnished and provided steel erection as a subcontractor for private and governmental construction projects. Since its commencement of operations in June 1993, NY has provided steel erection for building, roadway, and bridge repair projects for general contractors who have been engaged by private and municipal/governmental customers. As of September 30, 1997, NY has completed in excess of eighteen (18) projects, with an aggregate project value of $22,768,614, and is currently engaged in four (4) projects with an aggregate value of approximately $19,998,040. The Company plans to maintain its subcontractor presence in the steel industry; however, now that it has obtained general contractor bonding, it intends to focus on obtaining projects as a general contractor.

         Though formed to operate as a general contractor, NY operated initially only as a subcontractor. NY's goals were to become a general contractor for municipal projects; however, it needed financing to enable it to obtain bonding, which is required for all municipal projects.

         On June 15, 1993, NY purchased, from Atlas Gem, six then existing contracts to perform steel erection services for the following projects:
Stillwell Avenue, 39th Street Bridge Rehabilitation, Honeywell Street Bridge, New England Thruway, Lemon Creek, and Kosciuszko Bridge. Upon its sale of these contracts to NY and its completion of its final project in September 1994, Atlas Gem ceased operations. NY purchased Atlas Gem's contracts to add to its then backlog in order to avoid a conflict of interest, as the two entities - which were controlled by Joseph Polito as officer, director, and principal stockholder
- were engaging in similar, but different work.

Construction Projects

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

         In June 1996, NY entered a prime contracting agreement with EklecCo, the owner of the Palisades Power Mall located in West Nyack, New York, to perform structural steel erection services. The estimated aggregate value of the contract is $10,373,552. The mall is estimated to be approximately 3,900,000 square feet upon completion. The project is to be performed in two phases. NY commenced work on Phase I in June 1996. As of September 30, 1997, the project is 79% complete.

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


                                    Year            J. Polito's                      Activities with the        Place of
Company Name(1)                     of Inc.         Title             Ownership(%)   Company and NY             Business

U.S. Bridge Corp.(2)                1988            Pres./Director    61%            Parent Company             Queens, NY

One Carnegie Court                  1990            Pres./Director    0%             Subsidiary of Corp.        Waldorf, MD
 Associates, Inc. (3)(5)(6)

R.S.J.J. Realty Corp.(4)            1983            Pres./Director    100%           Leases the offices and     Queens, NY
                                                                                     storage space to the
                                                                                     Company

Crown Crane, Inc.(4)                1988            --                50%            Supplies cranes to the     Brooklyn, NY
                                                                                     Company for use in the
                                                                                     erection of steel

Atlas Gem Leasing,                  1986            Pres./Director    100%           Supplies welding           Queens, NY
Inc. (4)                                                                             machines and compressors
                                                                                     to the Company

Atlas Gem Erectors                  1986            Pres./Director    100%           Sold certain construction  No office
  Co., Inc. (4)(7)                                                                   contracts to the Company;
                                                                                     ceased operations 9/94

Gem Steel Erectors                  1966            Pres./Director     100%          No business relationship;  No office
 Inc.(4)(8)                                                                          ceased operations 3/91

Waldorf Steel                       1990            Pres./Director     100%          Provided steel to the      No office
Fabricators, Inc.(3)(5)                                                              Company; ceased
                                                                                     operations in 8/95

U.S. Bridge Corp.                   1994            Pres./Director     0%            Subsidiary of  Corp.;      No office
(Maryland) (2)(9)                                                                    ceased operations in 11/96

U.S. Bridge of N.Y.,                1990            Pres./Director     56.3%         Provides steel erection    Queens, NY
Inc.(4)(10)                                                                          buildings, roadway, and
                                                                                     bridge repair projects

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

     (2) Incorporated in the State of Delaware.

     (3) Incorporated in the State of Maryland.

     (4) Incorporated in the State of New York.

     (5) One Carnegie owned the property, building, and equipment which it leased to Waldorf Steel Fabricators, Inc. ("Waldorf") prior to August 1, 1995, as of which date it began leasing to U.S. Bridge Corp. (Maryland) ("MD") until MD ceased operations in November 1996.

     (6) Formed in December 1990, One Carnegie is a wholly-owned subsidiary of the Company. Joseph Polito, through his ownership of approximately 61% of the outstanding shares of the Company may be deemed the beneficial owner of the shares of One Carnegie owned by the Company.

     (7) Ceased operations in September 1994.

     (8) Ceased operations in March 1991.

     (9) MD was incorporated in the state of Delaware on September 21, 1994 and is a wholly-owned subsidiary of the Company. It was formed to provide labor for the fabrication of steel by Waldorf, which it provided until August 1, 1995, when Waldorf ceased operations.

         (footnotes continued from previous page)

     (10) Joseph Polito, through his ownership of approximately 61% of the outstanding shares of the Company may be deemed the beneficial owner of the shares of NY owned by the Company.

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

         Inasmuch as NY purchased steel from Waldorf and NY leases equipment from Crown Crane, Ltd. and/or Atlas Gem Leasing, Inc., NY checks prices in the industry prior to engaging in any such transactions and will transact business with such companies only on terms which may be considered similar to industry standards. The Board of Directors intends to exercise reasonable judgment and take such steps as it deems necessary under all of the circumstances to resolve any specific conflict of interest which may occur and will determine what, if any, specific measures - such as retention of an independent advisor, independent counsel, or special committee - may be necessary or appropriate. The fact that Joseph Polito is an officer, director, and principal shareholder in other companies, including those that transact business with the Company and NY, opens the potential that there may be conflicts of interest in decisions made by Mr. Polito, which may compromise his fiduciary duty to the Company and NY. Any remedy under state law, in the event such circumstances arise, most likely would be prohibitively expensive and time consuming. See "-Suppliers; Subcontractors; Unions."

Industry Overview

         1997 has brought about a resurrection in the construction industry in the New York City metropolitan area. Major transportation arteries in New York are under extensive construction programs to increase their ability to handle the ever increasing volumes of traffic they carry. Work is in progress on the major thruways, expressways, and parkways across New York State. NY currently is preparing subcontracting bids for some of the roadway projects in the metropolitan area.

         These projects positively affect the availability of work in diverse disciplines in the construction industry: landscaping, concrete, paving, steel, etc. NY has qualified as a bidder (and expects to place a bid by the end of November 1997) for a project for the JFK Airport, international arrivals building, Korean Air and Lufthansa terminals.

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

         Upon receipt by a New York City agency of notification that a bid submitted for a project has been declared the low bid, the city's procurement policy requires that the New York Finance Committee then approve all funds to be allocated to such project. During this time, if NY is the low bidder, it must provide the New York City agency with such documents as are required - including a Payment and Performance Bond and a Labor and Material Bond in order to be approved to undertake the project. Once the New York City Finance Committee has cleared the allocation of funds for a project and the agency has cleared all the documentation required to be submitted by the contractor, a starting date and time table is set up for the project.

         Most government contracts provide for termination of the contract at the election of the customer, although in such event, NY is generally entitled to receive a small cancellation fee. Many of NY's contracts are also subject to completion requirements with liquidated damages assessed against it if schedules are not met.

         While Joseph Polito has been in the construction business for many years, NY has only recently started bidding on projects as a general contractor, and NY may incur unanticipated expenses, problems, or difficulties which may affect its bid prices and project profitability. Though NY has been the low bidder on several public sector and private sector bids, it has not commenced any public or private sector projects as a general contractor. It has, however, commenced two projects as prime contractor.

         NY expects to act as a general contractor on some of the projects it will undertake in the near future and will need to hire subcontractors to perform certain jobs such as electrical and mechanical work, though it shall continue also to bid as a subcontractor at the request of other general contractors. As a general contractor, NY will be responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, NY is subject to liability associated with the failure of subcontractors to perform as required under the contract; thus, NY may require its subcontractors to furnish Performance Bonds. Affirmative action regulations, however, require NY to use its best efforts to hire minority subcontractors for a portion of the project and some of these minority subcontractors may not be able to obtain such surety bonds.

Insurance and Bonding

         NY maintains general liability and excess liability insurance, insurance covering its construction equipment, and workers' compensation insurance in amounts it believes are consistent with industry practices. NY carries liability insurance of $1,000,000 per occurrence which management believes is adequate for its current operations.

         Although NY generally has not been required to provide Performance Bonds to general contractors when acting as a subcontractor, it may be required to furnish bonds guaranteeing its performance as a subcontractor in the future. Currently, NY is serving as a subcontractor on two projects. For the EklecCo prime contracting project and the Grand Central Terminal and Korean Mission subcontracting projects, NY has been required to provide, and has provided, Performance Bonds and Labor and Material Bonds.

         NY expects to bid on both private and public sector projects as a general contractor. Most of these projects, both public and private sector, shall require Bid Bonds and Payment and Performance Bonds. A Bid Bond is a bond issued by a bonding company which is usually in an amount equal to 10% of the bid price and which guarantees that the contractor will be able to produce such other additional documents and information required in order to commence the project including the issuance of a Performance Bond. A Performance Bond is a guarantee by a surety, customarily 100% of the value of the contract amount, that the contractor will complete the project pursuant to the terms and conditions of the contract. Most government contracts allow for termination of the contract at the election of the customer, although in such event, NY is generally entitled to receive a small cancellation fee. Many of NY's contracts are also subject to completion requirements with liquidated damages assessed against NY if schedules are not met. In the past, NY has not been materially adversely affected by these provisions as a subcontractor.

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

         In determining whether to issue a bond, surety companies perform credit checks and other due diligence disclosure requirements and investigate NY's capitalization, working capital, past performance, management's expertise, and such other factors as are discussed above. The surety companies require companies receiving bonding to maintain certain amounts of capital and liquid assets and base the amount of bonding they will issue on a formula, which is usually based on certain industry standards which take into account such factors. The surety companies also require that the bonds be personally guaranteed by Joseph Polito.

         Bonding requirements vary depending upon the nature of the project to be performed. NY anticipates paying premiums of between 1 1/4% to 3 1/2% of the total amount of the contracts to be performed. Since these premiums are generally payable at the beginning of a project, NY must maintain sufficient working capital to satisfy the premium prior to receiving revenue from the project. Bonding premiums are a line item in the submitted bid and are included as part of NY's billing to its clients.

         In December 1996, NY obtained a commitment for a Surety Bond Line of Credit ($10,000,000 single project limit) from United American Guarantee Company, Ltd. ("UAGC") for its general contracting projects. This commitment will allow NY to pursue those general contracting projects in the public and private sectors which require performance bonds. To date, it has also allowed NY to obtain Performance Bonds and Labor and Material Bonds for the one prime contracting and two subcontracting projects which have required same: the EklecCo, Grand Central Terminal, and Korean Mission projects.

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

         The following is a list, as of September 30, 1997, of those projects in which NY is currently engaged:

                                                               Backlog
Contract Party/                 Contract                       Amount at   Type of             % of job
Project Name                    Amount           Contract Date 9/30/97     Contract            Completed
EklecCo/
  Palisades Power Mall(1) ...   $10,373,552(2)   June 1996     2,178,446   Lump-sum            79%(2)

Lehrer McGovern, Bovis, Inc./
  Grand Central Terminal ....     3,706,653      May 1996      1,169,449   Lump-sum            69%(2)

Tishman Construction Corp./
  Louis Vuitton N.A.(1) .....     4,417,835      July 1996     1,457,886   Lump-sum            67%(2)

Humphreys &  Harding, Inc./
  Korean Mission ............     1,500,000      Jan. 1997     1,260,000   Lump-sum            16%(2)

Total Signed Contracts ......   $19,998,040                  $ 6,065,781

     (footnotes from previous page)

     (1) NY is prime contractor (similar to general contractor) on this project.

     (2) Completion percentage is as of September 30, 1997 and is based on the percentage of costs incurred through that date to the estimated cost of the project.

         Though NY does not believe its business is seasonal, its operations slow during the winter months due to decreased productivity of the laborers caused by their inability to work in severe weather conditions. As a result of the foregoing, NY's costs are increased.

Suppliers; Subcontractors; Unions

         For the year ended June 30, 1997, NY received approximately 43% of the fabricated steel it required from MD, a subsidiary of the Company. Queens County Ironworks and New York Iron, Inc. - neither of which companies is affiliated with the Company, NY, or any Officer, Director, or principal stockholder of either company - provided the remainder of the steel. MD provided NY with fabricated steel until November 1996, at which time MD ceased operating. The prices paid and the terms for the steel purchased from MD were comparable to competitive prices and terms; therefore, NY believes it now will be able to acquire same through other suppliers at similar prices and on similar terms.

         NY currently depends upon various vendors to supply spare parts, cranes, and other heavy equipment, and its ability to hire skilled workers depends upon its ability to comply with certain union agreements and contracts. NY rents cranes from Crown Crane, Ltd., a company of which Joseph Polito is a 50% shareholder, and rents generators and other equipment from Atlas Gem Leasing, Inc., a company which is wholly owned by Mr. Polito. NY believes that there are a sufficient number of vendors, so that in the event any individual or group of vendors can no longer service NY's needs, NY will be able to find other vendors at competitive prices.

         As is standard practice in the construction industry, NY's employees, other than its office employees, are not salaried individuals. They are union employees who are hired on an as-needed, or per project, basis and are paid an hourly wage which is set by the unions with which they are associated. NY hires skilled steel workers represented by the International Union of Structural Ironworkers local 40, 361, & 417 and International Operating Engineers locals 14, 14B, 15, 15A, 15C, 15D, and 825 and Cement Masons local 472. NY must comply with its agreements with the unions, which agreements regulate all employment issues including pay, overtime, working conditions, vacations, benefits, etc. - between NY and the union employees. These agreements expire on June 30, 1999.

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

         NY's success as a general contractor, in part, will be dependent upon its ability to hire workers and comply with union contracts and agreements and its ability to oversee and retain qualified subcontractors to perform certain work. Although NY believes that it will be able to attract subcontractors to bid on projects it bids as general contractor, there can be no assurance that it will be able to do so. NY will be responsible for performance of the entire contract, including the work done by subcontractors. Accordingly, NY may be subject to substantial liability if a subcontractor fails to perform as required. In addition, in hiring and overseeing subcontractors, there may be difficulties of which NY is not aware.

Competition

         All aspects of NY's business are, and will continue to be, highly competitive. NY is one of many subcontractors which erects and furnishes steel for projects. Many of these subcontractors have substantially greater financial resources and sales than those of NY. When contractors seek construction contracts, they request bids from numerous subcontractors based on the various requirements of the project. These subcontractors compete primarily as to price, name recognition, and prior performance.

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

Government Regulation

         NY must comply with the rules and regulations of the Occupational Safety and Health Administration ("OSHA"), a federal agency which regulates and enforces the safety rules and standards for the construction industry. In addition, NY must comply with a wide range of other state and local rules and regulations applicable to its business, including regulations covering labor relations, safety standards, affirmative action, and the protection of the environment including those pertaining to water discharge, air emissions, and hazardous and toxic substance discharge. Continued compliance with OSHA and the broad federal, state, and local regulatory network is essential and costly. The failure to comply with such regulations or amendments to current laws or regulations imposing more stringent requirements may have an adverse effect on NY's operations. NY believes that it is in substantial compliance with all applicable laws and regulations.

Employees

         As of June 30, 1997, the Company had three executive officers and no employees. As of June 30, 1997, NY had three executive officers, two administrative assistants, one comptroller, one project estimator, one project manager, and two employees in the accounting department. The number of union employees NY utilizes depends on the number and size of projects in which NY is engaged and can range from 10-200 employees, some of whom are employed full-time and others of whom are employed part-time. These union employees are represented by the International Union of Structural Ironworkers locals 40, 361 and 417; International Operating Engineers locals 14, 14B, 15, 15A, 15C, 15D, 825; and Cement Masons local 472. NY's contracts with these Unions, which contracts regulate all employment issues between NY and the union employees - including pay, overtime, working conditions, vacations, benefits, etc. - expire on June 30, 1999. NY considers its relationships with the unions and its employees to be good.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company shares office space with NY (at 53-09 97th Place, Corona, New York 11368) which leases approximately 25,000 square feet of space (approximately 24,000 square feet of which is utilized for storage space) from an affiliate company, RSJJ. RSJJ is owned by the Company's majority stockholder and President, Joseph Polito. The lease, pursuant to which NY pays rent of $20,000 per month to RSJJ, expires in March 1998. NY also leases a yard for storage material pursuant to an oral agreement with RSJJ, which agreement requires monthly payments of $3,500. The Company believes that the terms of these leases are comparable and competitive to those terms which might have been negotiated with an unaffiliated landlord.

         As of May 1997, NY was in arrears in the amount of $480,000 in payments due under its lease with RSJJ. This arrearage was converted into equity as follows: NY issued 270,000 shares of common stock to the Company, for the cancellation of the debt owed to RSJJ. The Company, in turn, issued 200,000 shares of its Common Stock to Joseph Polito and 150,000 shares of its Common Stock to RSJJ. RSJJ then transferred all of such shares to RSJJ's mortgagor, which agreed to accept said shares as payment of RSJJ's outstanding mortgage.

         The Company also, through One Carnegie, formerly owned 13 acres of property in St. Charles Business Park, Waldorf, Maryland, inclusive of a 4 1/2 acre (170,000 square foot) building. In connection with the acquisition of the property and equipment, One Carnegie entered into a $3,000,000 installment loan agreement with Trinity, which loan was collateralized by all of the property and equipment owned by One Carnegie and personally guaranteed by Joseph Polito and Atlas Gem.

         By agreement  executed  March 10, 1997  (mistakenly  dated December 31,
1996), One Carnegie entered into an Agreement for Deed in Lieu of Foreclosure ("the Agreement") with

Trinity. The transaction, which was not deemed complete and closed until August 1, 1997, was necessitated by One Carnegie's having defaulted on (i) the $3,000,000 Note (of which Trinity was the holder); and (ii) the Deed of Trust and Security Agreement which secured said Note.

         Pursuant to the Agreement, in lieu of foreclosing upon the Charles County, Maryland property owned by One Carnegie, Trinity, through its affiliate, WPI, accepted the deed to such property. As additional consideration for Trinity's entering the Agreement, One Carnegie executed a promissory note in the amount of $150,000 naming Trinity as payee. The promissory note is guaranteed by Joseph Polito and Atlas Gem. A Bill of Sale and Assignment, providing for the conveyance of certain One Carnegie personal property in exchange for $25,000 from WPI, comprised an additional component of the Agreement. A final component of the Agreement is a Mutual Release which releases One Carnegie, Mr. Polito, Atlas Gem, and Trinity (and all their successors and assigns) from any claims which arose prior to execution of the Agreement.

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

         Three actions to foreclose upon mechanics liens were commenced by NY in the last fiscal year. The first action was commenced in New York State Supreme Court, Kings County on February 25, 1997. The action names NY and Metro Steel Structures, Ltd. as plaintiffs and the Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland as defendants. NY's claim for relief in this action is $2,199,560. The claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for "extra" work with regard to the Rehabilitation of the Viaduct at the Stillwell Avenue Station of the Coney Island Line in Brooklyn, New York. This action is still in the discovery phase.

         The second action was filed on February 26, 1997 in New York State Supreme Court, Queens County. It names NY, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland as defendants. NY's claim for relief in this action is $844,932. This claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract regarding the rehabilitation of the 39th Street Bridge over the Long Island Rail Road and Amtrak in Queens, New York. This action is still in the discovery phase.

On February 7, 1997, Perini Corporation filed a related action against NY and Metro Steel Structures, Ltd. in New York State Supreme Court, Kings County. Perini's claims against NY total $1,140,560 and allege defective work on the Stillwell Avenue project and upon a loss/profit agreement for both the Stillwell Avenue project and the 39th Street Bridge project. NY has counterclaimed for the amounts set forth in the above discussion of the two actions involving Perini Corporation, and its claims are based upon the same theories as those set forth above.

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

In December 1995, the Commissioners of the State Insurance Fund for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, NY, Metro Steel Structures, Ltd. (now known as NY), One Carnegie, and others alleging that certain workers' compensation insurance policies obtained for various insured defendants were obtained fraudulently and that the defendant corporations failed to pay the appropriate premiums. The claims against NY, amounting to approximately $3 million, are limited to a policy covering the period April 29, 1993 through December 1994. NY, Messrs. Polito, and all other defendants are defending against this action. The action is in the discovery phase, and settlement negotiations are currently underway.

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

ITEM 6            .        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

General

         The following management's discussion and analysis for the years ended June 30, 1997 and 1996 is a discussion of the Company's subsidiaries since the Company did not have any material operations of its own except for primarily stock-related transactions.

         NY, the primary operating entity, recognizes revenue and costs for all contracts under the percentage of completion method. Cost of contract revenues includes all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts become known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.

         The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents costs and estimated earnings in excess of amounts billed on respective uncompleted contracts at the end of each period.

         The current liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings which exceed costs and estimated earnings on respective uncompleted contracts at the end of each period.

         NY was formed by Joseph Polito, its President, to serve primarily as a general contractor for public and private sector construction projects. The public sector projects are sponsored by federal, state, and local government authorities in New York State and in the New York City metropolitan area. Previously, Mr. Polito, through other entities, furnished and provided steel erection as a subcontractor for private and governmental construction projects. Since its commencement of operations in June 1993, NY has provided steel erection services for building, roadway, and bridge repair projects for general contractors who have been engaged by private, municipal, and/or government clients.

         NY's operations are substantially controlled by Joseph Polito since he owns approximately 61% of the outstanding shares of the Company, which owns 53.23% of the common stock of NY; hence, Mr. Polito may be considered the beneficial owner of NY. Mr. Polito is also a 100% shareholder of RSJJ. Pursuant to a signed lease agreement which expires on March 31, 1998, RSJJ leases office space to NY at a cost of $20,000 per month. Mr. Polito has ownership interests in Waldorf (which ceased operations on August 1, 1995), Crown Crane, Inc., and Atlas Gem Leasing, Inc., all of which provided services to NY for the years ended June 30, 1997 and 1996. Lastly, NY purchased from MD, a wholly-owned subsidiary of the Company, certain materials and labor to perform steel erection service. For the years ended June 30, 1997 and 1996, purchases by NY from MD amounted to $371,321 and $622,050, respectively. MD ceased operations in November 1996; since then, NY has purchased its steel from unrelated parties.

         NY plans to continue to undertake projects as a subcontractor but will focus on obtaining projects as a general contractor in both the public and private sectors. In the New York City metropolitan area, there are an abundance of subcontractors who have significant experience and are competitive with respect to pricing and level of service. For those general contracting projects it undertakes, NY will be responsible for performance of the entire contract, including the work to be performed by subcontractors. Accordingly, NY may be subject to substantial liability if a subcontractor fails to perform as required. Also there may be unanticipated difficulties in hiring and overseeing subcontractors. NY requires bonding from a New York licensed bonding company in order to bid on projects as a general contractor.

         Though NY does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, NY may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results also may be affected by the timing of bid solicitation, the stage of completion of major projects, and revenue recognition policies.

         In determining whether to issue a bond, surety companies perform credit checks and other due diligence disclosure requirements and require NY to maintain certain amounts of capital and liquid assets. Each company bases the amount of bonding it will issue on a formula (devised individually) which takes into account, inter alia, NY's capital and liquid assets. In order for NY to obtain and maintain bonding, it must adhere to the requirements stipulated in the bonding agreements, which agreements vary with each bonding company. The bonding costs for each bond are incorporated in the contract price of each job. These costs are carried as a line item in the requisition and are paid by the customer. Any monies taken from the working capital for this purpose will be replaced as monthly requisition payments are received from the customer. Bonding requirements vary depending upon the nature of the projects to be performed. NY anticipates paying a fee to bonding companies of between 1 1/4% to 3 1/2% of the amount of the contracts to be performed. Since these fees generally are payable at the beginning of a project, NY must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project.

         In December 1996, NY obtained a bonding commitment for a surety line of credit ($10,000,000 single project limit) from UAGC for its general contracting projects. The commitment will allow NY to pursue those general contracting projects in the public and private sectors which require performance bonds. To date, it has also allowed NY to obtain Performance Bonds and Labor and Material Bonds for the one prime contracting and two subcontracting projects which have required same: the EklecCo, Grand Central Terminal, and Korean Mission projects.

Year ended June 30, 1997 as compared to the year ended June 30, 1996

         Contract revenues for the years ended June 30, 1997 and 1996 amounted to $15,494,447 and $7,401,433, respectively. This net increase of $8,093,014, or approximately 109%, is a direct result of NY's $17,943,400 backlog as of June 30, 1996. This backlog amount represents the contracts NY entered into during the latter part of its June 30, 1996 fiscal year. During the year ended June 30, 1997, NY obtained new contracts and change orders to previous contracts, aggregating approximately $3,600,347. Included in contract revenues are revenues from joint venture profit sharing agreements on certain projects. Joint venture revenues for the year ended June 30, 1997 totaled $0 as compared to the year ended June 30, 1996 in which they totaled $200,000. Accordingly, revenues for the year ended June 30, 1997 from NY's core business, construction contracts, increased by approximately $8,393,000 as compared to the year ended June 30, 1996. As of June 30, 1997, NY's backlog amounted to approximately $6,100,000. Backlog represents the amount of revenue NY expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements for which work has not yet begun.

         The Company's gross profit for the year ended June 30, 1997 amounted to 28%, whereas for the year ended June 30, 1996, gross profit amounted to 32%. Gross profit decreased by 4% as a result of NY's revision of its contract costs estimates for jobs coming to an end in the current year.

         For the years ended June 30, 1997 and 1996, NY purchased from Waldorf approximately $0 and $180,333, respectively, of the materials and labor necessary to perform fabrication services. Effective August 1, 1995, Waldorf ceased operations. Waldorf is under the common control of NY's majority stockholder and president. Lastly, for the years ended June 30, 1997 and 1996, NY paid $371,321 and $622,050, respectively, to MD for materials and labor necessary to perform steel erection services. MD is a wholly-owned subsidiary of the Company. In November 1996, MD ceased operations, and NY began purchasing material and labor from unrelated third party steel fabricators. At June 30, 1997, NY owed MD $62,606, principally for advances in connection with the above services: such amounts are non-interest bearing and are due on demand.

         General and administrative expenses have increased by $441,517 (from $2,493,399 for the year ended June 30, 1996), or 18%, to $2,934,916 for the year ended June 30, 1997. The increase in general administration costs is mainly attributable to an overall increase in NY's administrative salaries associated with the material amount of increase in contract revenue and stock-based compensation expense.

         As of June 30, 1997, NY increased its allowance for doubtful accounts to $2,287,000 against its contract receivables. The bad debt expense associated with the increase in allowance amounted to $1,287,000. NY increased its allowance for doubtful accounts based on a review of the factors surrounding certain mechanic's liens filed against a certain customer for certain projects and an estimate of the future collection of other receivables for which no mechanic's liens have been filed. In management's opinion, the allowance for doubtful accounts at June 30, 1997 will be sufficient to absorb any losses that may be sustained from a settlement with this and other customers. For the years ended June 30, 1997 and 1996, NY had three unrelated customers which accounted for approximately 86% and 62%, respectively, of total revenues. As of June 30, 1997 and 1996, approximately 83% and 89% of contracts and retainage receivables are due from four and three customers respectively.

Liquidity and Capital Resources

Year ended June 30, 1997 as compared to the year ended June 30, 1996

         At June 30, 1997, the Company's working capital amounted to $2,546,132. The working capital increase is principally attributable to NY's contracts receivable. As of June 30, 1997, NY's net contract receivable amounted to $8,962,297, approximately $2,424,219 (or 27%) of which has been collected through September 9, 1997.

         Net cash provided by operating activities amounted to $578,792 for the year ended June 30, 1997. For the year ended June 30, 1996, the net cash used for operating activities amounted to $2,055,771 and was principally attributable to increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

         With regards to financing activities, the Company used $200,852 of cash for the year ended June 30, 1997. Such cash was used primarily for repayments to affiliates and related parties.

         As of June 30, 1997, the Company owes approximately $1,441,589 in payroll taxes and related penalties and interest. Although, as of June 30, 1997, the Company has not entered into any written repayment agreements with the respective tax authorities, it has been making monthly payments to same pursuant to duly negotiated oral agreements.

         In August 1996, the Company issued 400,000 shares of Common Stock in repayment of a loan of $300,000. The stock has been valued at $1.00 per share, representing the average market value at the time of the loan. Accordingly, interest expense in the amount of $100,000 has been recorded.

         In October 1996, the Company issued 250,000 shares of Common Stock as an advisory fee pursuant to a previous agreement. These shares have been valued at $1.20 per share with a 50% discount due to the restricted nature of the stock, for a total value of $150,000. The value of these services is being amortized over the advisory period of two years.

         In December 1996, the Company issued 114,617 shares of Common Stock to the consultants, officers, and employees of its subsidiary, NY, under its 1994 Senior Management Incentive Plan ("the Management Plan"). These shares have been valued at $1.875 per share with a 50% discount, due to the restricted nature of the stock, for a total of $107,452.

         Also in December 1996, the Company issued 575,000 options to officers of the Company under the Management Plan. The shares were exercisable at the then fair market value, and no additional compensation was recorded. Under the terms of the issue, the officer could execute a note for payment of the shares. In March 1997, 125,000 shares of Common Stock were issued pursuant to these options. The officer elected to execute a note, resulting in a reduction of stockholders' equity for the balance of the note, $240,625.

         On August 14, 1995, NY successfully completed its public offering. As a result, NY sold 791,850 shares, which included 91,850 shares in connection with the exercise of the underwriter's over-allotment options, and 494,500 warrants, which included 64,500 warrants pursuant to the underwriter's over-allotment option. NY yielded total net proceeds of $2,077,903 after deducting underwriter selling expenses and expense allowance, repayment of bridge loans and promissory notes and related accrued interest to the bridge lenders and private investors, and the pre-payment of the first two years' financial consulting agreement with the underwriter. Simultaneously with the offering, NY charged all deferred offering costs incurred to additional paid-in capital which totaled $903,820. Accordingly, the increase in financing activities, amounting to $2,249,177 for the year end June 30, 1996, was primarily from NY's initial public offering.

         In June 1997, NY and the Company completed a transaction whereby stock NY issued 270,000 shares of common stock to the Company, for the cancellation of $480,000 in rent debt owed to RSJJ. The Company, in turn, issued 200,000 shares of its Common Stock to Joseph Polito (RSJJ's president) and 150,000 shares of its Common Stock to RSJJ. RSJJ then transferred all of such shares to RSJJ's mortgagor, which agreed to accept said shares as payment of RSJJ's outstanding mortgage. As a result of this transaction, the Company increased its ownership in NY to 53.23%. The Company recorded an additional investment in NY of $218,750, or the fair market value of the stock of $1.25 per share with a 50% discount due to the restricted nature of the stock. NY recorded a gain on the forgiveness of debt in the amount of $243,750, the difference between the debt forgiven ($480,000) and the fair market value of the stock ($1.75 per share) with a 50% discount, or $236,250. The difference between the Company's stock value and the stock issued by NY, $17,500, has been recorded as a gain on issuance of stock.

         In December 1994, NY's Board of Directors adopted the 1994 Senior Management Incentive Plan ("the NY Plan") which was adopted also by shareholder consent. The NY Plan provided for the issuance of up to 150,000 shares of NY's common stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees. In December 1996, the Board of Directors authorized an amendment to the NY Plan to increase the amount of stock options available to 1,000,000.

         In February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, NY registered for resale 125,000 shares of common stock underlying options granted to NY's president pursuant to the NY Plan. The options were exercisable at $1.10 per share (110% of the bid price on November 27, 1996). They were exercised on March 25, 1997 and resulted in the issuance of 125,000 shares of common stock, 60,000 of which shares have been resold to date.

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

         Joseph M. Polito has been the President and Director of the Company since April 1994. He has been the president and a director of NY since its inception in 1990, and prior to the Acquisitions in April 1994, he was the sole shareholder of NY. Mr. Polito oversees all of the Company's operations. Since its inception in 1994, Mr. Polito has been the president and a director of MD, a wholly owned subsidiary of the Company. Since December 1990, Mr. Polito has been the president and sole director and shareholder of One Carnegie, also a wholly owned subsidiary of the Company. Since 1988, Mr. Polito has been a 50% shareholder of Crown Crane, Ltd., a company which leases cranes for construction projects. Since 1986, Mr. Polito has been the president and 100% shareholder of Atlas Gem Leasing, Inc., a company which leases generators and other construction equipment. Mr. Polito has also been the president and sole director and shareholder of Waldorf since 1990. Before it ceased operating in August 1995, Waldorf fabricated steel and sold same to NY. Since 1983, Mr. Polito has been the president and 100% shareholder of RSJJ, a company which owns and leases real property.

     Since 1976, Mr. Polito has been a member of the Allied Building Metal Industries, Inc. ("ABMII"), a trade association which has the authority to negotiate with the unions in order to better the construction industry. He was the president of same from 1992 until 1993. Since approximately 1987, Mr. Polito has been the Chairman of the Steel Institute of New York, a trade association similar to the ABMII. From the mid-1980's to the mid-1990's, Mr. Polito was a member of the Building Trades Association Joint Safety Committee. Since the mid-

1980's, he has served on the Council of Presidents of New York Building Congress, Inc. Since the mid-1970's, Mr. Polito has been a member of the of the International Union of Structural Ironworkers, locals 40, 361, and 417. He has been co-chairman of this organization since the early 1990's.

     Ronald J. Polito has been the Secretary and a Director of the Company since April 1994. Mr. Polito has been the secretary and a director of NY since its inception in 1990. Mr. Polito oversees the daily progress on all projects and analysis of the final costs and profits of jobs completed and the preparation and bidding on new projects. Since its inception in 1994, Mr. Polito has been the secretary and a director of MD. From its inception in 1990 until March 1995, he was also the treasurer of NY. Since December 1990, Mr. Polito has been the secretary of One Carnegie and Waldorf. Since 1983, Mr. Polito has been the secretary of RSJJ. Mr. Polito received a Bachelor of Science Degree in Civil Engineering from Brooklyn Polytechnical Institute in 1981. He is the son of Mr. Joseph Polito.

     Steven J. Polito has been Treasurer of the Company since March 1995 and a Director of the Company since April 1994. Mr. Polito was elected treasurer of NY in March 1995. Mr. Polito oversees the daily operations for projects in process and projects completed, including purchasing and leasing of materials and machinery and the distribution of labor. He had previously been a Project Manager and has been a director of NY since its inception in 1990. Since its inception in 1994, Mr. Polito also has been the treasurer and a director of MD. Since 1988, Mr. Polito has been the treasurer of One Carnegie, Waldorf, and RSJJ. He is the son of Mr. Joseph Polito.

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

Certain Reports

         No person who during the fiscal year ended June 30, 1997 was a Director, Officer, or beneficial owner of more than ten percent of the Common Stock (which is the only class of securities of the Company registered under
Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis reports required by Section 16 of the Act during the most recent fiscal year or prior years, except Joseph Polito, Ronald Polito, and Steven Polito each did not file Forms 4 with respect to the receipt of shares of Common Stock as a bonus or with respect to the stock options granted in December 1996. All Officers have confirmed that they shall file the appropriate Forms 5 on or before November 26, 1997. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 as furnished to the Company (during the most recent fiscal year) in accordance with Rule 16a-3(d) under the Act; (ii) Forms 5 and amendments thereto as furnished to the Company with respect to its most recent fiscal year; and (iii) any representations received by the Company from any reporting persons that no Form 5 is required, except as described herein.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, or paid by NY, the Company's subsidiary, during the years ended June 30, 1997, 1996, and 1995.

                                            Summary Compensation Table

                                                Annual Compensation


(a)                        (b)     (c)                 (d)              (e)                    (f)             (g)
Name                                                                    Restricted
and Principal                                          Other Annual     Stock                  Options/
Position                   Year    Salary ($)          Bonus ($)        Compensation ($)       Awards ($) (1)   SARS (#)
------------------         ----    ---------------     ---------        ----------------       --------------   --------

Joseph Polito              1997     $330,000           -                 $ 68,642 (2)          -                125,000
 President and             1996       300,000          -                  111,911 (2)          -                   -
 Director                  1995       378,000          -                   68,200 (2)          -                 25,000

Ronald Polito              1997     $118,800           -                $  17,194 (3)          -                   -
 Secretary and             1996       125,000          -                   15,144 (3)          -                   -
 Director                  1995       121,000          -                   21,200 (3)          -                   -

Steven Polito              1997       $86,580          -                $   8,572 (4)          -                   -
  Treasurer and            1996        94,000          -                    8,275 (4)          -                   -
 Director                  1995         91,575         -                    9,900 (4)          -                   -

(1) At the end of the fiscal year, Joseph Polito held 4,647,156 shares of Restricted Stock valued at $5,228,050. Ronald Polito and Steven Polito each held 2,500 shares of Restricted Stock valued at $2,812.50. Valuations are based on the closing bid price of Common Stock ($1.125) on June 30, 1997, as reported by a market maker.
(2) Includes (i) the payment of premiums on a life insurance policy of $10,722, $54,362, and $46,000 for the years ended June 30, 1997, 1996, and 1995, respectively; (ii) the payment of travel expenses of $50,000, $50,000, and $22,200 for the years ended June 30, 1997, 1996, and 1995, respectively; and (iii) the payment of an automobile lease of $7,920 and $7,549 for the years ended June 30, 1997 and 1996. See "-Employment and Consulting Agreements."
(3) Represents (i) 100,000 shares of Common Stock issued as a bonus in December 1996 under the Company's 1994 Senior Management Incentive Plan. Valuation on the 100,000 restricted shares is based on the closing bid price of Common Stock ($1.75) on December 2, 1996, as reported by a market maker.
(4) Represents (i) an option to purchase 400,000 shares of Company's Common stock granted under the Company's Stock Option Plan, exercisable at $1.925 per share (which is 110% of the market price on the date of grant), upon partial exercise of which 125,000 shares were purchased, 60,000 of which shares were resold; (ii) an option to purchase 125,000 shares of NY's common stock at $1.10 per share (110% of the market price on the date of grant), which option has been exercised in full (60,000 shares have been resold).
(5) Represents 150,000 shares of the Company's Common Stock which were issued as a bonus in August 15, 1995, upon completion of NY's initial public offering. The market price on the date of issuance was ($.625), as reported by a market maker. The 150,000 shares of Common Stock were subject to a vesting schedule whereby 50,000 shares vested upon issuance; 50,000 vested on August 15, 1996; and 50,000 vested on August 15, 1997. All of these shares have vested and have been issued.

         (footnotes from previous page)

(6) Represents an option to purchase 25,000 shares of NY's common stock at $5.50 per share issued in accordance with Mr. Polito's employment agreement. The option vests over a three year period. See "-Employment and Consulting Agreements".
(7) Includes (i) payments on an automobile lease of $5,416, $5,416, and $8,000 for the years ended June 30, 1997, 1996, and 1995, respectively;
         (ii) the payment of premiums on a term life insurance policy of $8,510, $4,684, and $5,800 for the years ended June 30, 1997, 1996, and 1995, respectively; and (iii) a travel allowance of $12,705, $2,971, and $7,400 for the years ended June 30, 1997, 1996, and 1995, respectively.
(8) Reflects the value of the ownership of 2,500 shares of Common Stock issued as a bonus in December 1996, at $1.125, the market price on June 30, 1997.
(9) Reflects an option to purchase shares issuable under the Company's stock option plan, at an exercise price of $1.75 per share, which shares are vested and exercisable.
(10) Includes (i) payments on an automobile lease of $5,304, $5,304, and $6,700 for the years ended June 30, 1997, 1996, and 1995, respectively; and (ii) a travel allowance of $3,268, $2,971, and $3,200 for the years ended June 30, 1997, 1996, and 1995, respectively.

Stock Options

The following table sets forth certain information concerning the grant of stock options during the year ended June 30, 1997.

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
====================================================================================================================================

(1) Represents incentive stock options granted under the Company's Stock Option Plan. The options are fully vested and are exercisable at $1.925 per share for Joseph Polito and $1.75 per share for each of Ronald and Steven Polito.

The following table contains information with respect to employees of the Company and options held as of June 30, 1997:

                                AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                                           AND FY-END OPTION/SAR VALUES

==================================================================================================================================

             (a)                         (b)                     (c)                       (d)                      (e)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Value of
                                                                                        Number of             Unexercised In-
                                                                                       Securities                The-Money
                                                                                       Underlying            Options/SAR's at
                                                                                       Unexercised               FY-End($)
                                   Shares Acquired              Value               Options/SAR's at           Exercisable/
            Name                   on Exercise (#)         Realized($) (1)             FY-End (#)              Unexercisable
            ----                   ---------------         ---------------                                     -------------
                                                                                      Exercisable/
                                                                                      Unexercisable
----------------------------------------------------------------------------------------------------------------------------------

Joseph M. Polito                       125,000                   $ 0                    275,000/0                 0/0 (2)
Ronald J. Polito                          0                       0                     100,000/0                 0/0 (2)
Steven J. Polito                          0                       0                     75,000/0                  0/0 (2)

==================================================================================================================================

     (1) Based upon the average bid and asked prices for such Common Stock on the date of exercise, March 13, 1997 ($1.125), as reported by a market maker.

     (2) Since the options are exercisable at $1.925 and $1.75, respectively, there is no value to such options as of June 30, 1997.

Employment and Consulting Agreements

     On April 4, 1995, Joseph Polito entered into an employment agreement with NY wherein he agreed to devote 80% of his business time to the affairs of NY. The agreement is for a term of approximately three years and expires June 30, 1998. Pursuant to the terms of the agreement, Mr. Polito is to receive a salary of $300,000 per annum until June 30, 1996, with 10% yearly escalations subject to adjustment by the Board of Directors. Mr. Polito is also to receive a yearly non-accountable expense allowance of $50,000. Under the NY Plan, Mr. Polito received stock options to purchase 25,000 shares of common stock at $5.50 per share, vesting at the rate of 7,500 in each of April 1996 and 1997 and 10,000 in April 1998. Mr. Polito also has the right to receive a yearly bonus equal to five percent (5%) of the first $1,000,000, upon reaching $1,000,000, and five percent (5%) of the next $500,000, upon reaching $1,500,000, and five percent (5%) after $1,500,000, of all the pre-tax profits of NY. NY shall pay to Mr. Polito a monthly draw of $10,000 against the bonus. Pursuant to the agreement, NY also shall pay the premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by Mr. Polito. The estimated yearly premium for same is

$80,000. The agreement restricts Mr. Polito from competing with NY for a period of one year after the termination of his employment. The agreement provides for severance compensation to be paid to Mr. Polito if his employment with NY is terminated or if there is a decrease in responsibilities or duties following a change in control of NY. The severance compensation shall be made in one payment equal to three times the aggregate annual compensation paid to Mr. Polito during the preceding calendar year.

         In June 1995, the Company issued Marlowe & Company ("Marlowe") 500,000 shares of Common Stock pursuant to the terms of a consulting agreement. 250,000 of such shares were issued immediately, and 250,000 were held in escrow by Alan Berkun, counsel for Marlowe, a National Association of Securities Dealers, Inc. member broker-dealer of which Alan Berkun was the president and principal stockholder, pending quotation of the Company's securities on the Nasdaq SmallCap Stock Market. The sale of the 500,000 shares was registered pursuant to a Registration Statement on Form S-8 filed by the Company on June 11, 1995. In addition to the shares issued, the consulting agreement provided for the payment of a consulting fee of $4,000 per month, for six months commencing June 1995, as additional compensation. This monthly fee was not paid. Pursuant to the terms of the consulting agreement, in addition to consulting services, Marlowe was required to utilize its best efforts to raise a minimum of $750,000 for the Company upon quotation of the Company's securities on Nasdaq. All 500,000 shares were resold pursuant to the S-8 registration statement filed by Alan Berkun on behalf of the Company. On August 1, 1996, the Company amended its June 1995 agreement with Marlowe and agreed to issue an additional 250,000 shares of Common Stock to Marlowe in payment of overdue investment banking fees and additional costs due Marlowe: the shares were issued on October 10, 1996 and resold pursuant to Regulation S under the Act. Alan Berkun acted as special counsel for the Company regarding these transactions.

     Since March 1995 and April 1994, Steven and Ronald Polito have received annual salaries of $94,000 and $125,000, respectively, from NY. Both individuals also receive a car allowance equal to the monthly lease payments on their automobiles and the payment of premiums on life insurance policies for which they choose their beneficiaries. Neither individual has entered into an employment agreement with NY or the Company.

                  In December 1996, the Company entered into a Consulting Agreement with Bernard Tapie, a Paris based consultant. Mr. Tapie agreed to offer his services in the development of business relations for the Company in Asia, the Middle East, Europe, and Africa. The Company agreed to pay a monthly retainer of $12,000. The Company subsequently assigned the Agreement, as provided for therein, to Philip Hababav.

1994 Senior Management Incentive Plan

         In December 1994, the Board of Directors adopted the 1994 Senior Management Incentive Plan (the "Management Plan"). This plan was adopted by shareholder consent also.

The Management Plan provides for the issuance of up to 2,000,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive Officers and other key employees of the Company. The Company issued 114,617 shares of Common Stock to the management, employees and consultants of NY: Joseph Polito received 100,000 of the shares, and Messrs. Ronald and Steven Polito each received 2,500.

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

         The Management Plan generally provides that unless the Administrator determines otherwise, each option or right granted shall become exercisable in full upon certain "change of control" events as described in the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares, and price per share of stock subject to outstanding rights or options. Generally, the Management Plan may be amended by action of the Board of Directors, except that any amendment which (i) would increase the total number of shares subject to such plan; (ii) extend the duration of such plan; (iii) materially increase the benefits accruing to participants under such plan; or (iv) change the category of persons who can be eligible for awards under such plan, must be approved by the affirmative vote of a majority of the shareholders entitled to vote. The Management Plan permits awards to be made thereunder until November 2004.

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

     Payment for shares of Common Stock purchases pursuant to exercise of stock options shall be paid in full in (i) cash, (ii) by certified check, or, (iii) at the discretion of the Administrator by shares of Common Stock having a fair market value equal to the total exercise price, or (iv) by a combination of the above. The provision that permits the delivery of already owned shares of stocks as payment for the exercise of an option may permit "pyramiding." In general, pyramiding enables a holder to start with as little as one share of common stock and, by using the shares of common stock acquired in successive, simultaneous exercises of the option, to exercise the entire option, regardless of the number of shares covered thereby, with no additional cash or investment other than the original share of common stock used to exercise the option.

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

     Stock Appreciation Rights (SARs). SARs may be granted to recipients of options under the Management Plan. SARs may be granted simultaneously with, or subsequent to, the grant of a related option and may be exercised to the extent that the related option is exercisable, except that no general SAR (as hereinafter defined) may be exercised within a period of six months of the date of grant of such SAR, and no SAR granted with respect to an ISO may be exercised unless the fair market value of the Common Stock on the date of exercise exceeds the exercise price of the ISO. A holder may be granted general SARs ("General SARs") or limited SARs ("Limited SARs"), or both. General SARs permit the holder thereof to receive an amount (in cash, shares of Common Stock, or a combination of both) equal to the number of SARs exercised multiplied by the excess of the fair market value of the Common Stock on the exercise date over the exercise price of the related option. Limited SARs are similar to General SARs, except that, unless the Administrator determines otherwise, they may be exercised only during a prescribed period following the occurrence of one or more of the following "Change of Control" transactions: (i) the approval of the Board of Directors of consolidation or merger in which the Company is not the surviving corporation, the sale of all of substantially all the assets of the Company, or the liquidation or dissolution of the Company; (ii) the commencement of a tender or exchange offer for the Company's Common Stock (or securities convertible into Common Stock) without the prior consent of the Board; (iii) the acquisition of beneficial ownership by any person or other entity (other than the Company or any employee benefit plan sponsored by the Company) of securities of the Company representing 25% or more of the voting power of the Company's outstanding securities; or (iv) if during any period of two years or less, individuals who at the beginning of such period constitute the entire Board cease to constitute a majority of the Board, unless the election, or the nomination for election, of each new director is approved by at least a majority of the directors then still in office.

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

     Restricted shares awarded under the Management Plan will be subject to a period of time designated by the Administrator (the "restricted period") during which the recipient must continue to render services to the Company before the restricted shares will become vested. The Administrator may also impose other restrictions, terms, and conditions that must be fulfilled before the restricted shares may vest.

                  Upon the grant of restricted shares, stock certificates registered in the name of the recipient will be issued and such shares will constitute issued and outstanding shares of Common Stock for all corporate purposes. The holder will have the right to vote the restricted shares and to receive all regular cash dividends (and such other distributions as the Administrator may designate), if any, which are paid or distributed on the restricted shares and, generally, to exercise all other rights as a holder of Common Stock, except that, until the end of the restricted period, (i) the holder will not be entitled to take possession of the stock certificates representing the restricted shares; and (ii) the holder will not be entitled to sell, transfer, or otherwise dispose of the restricted shares. A breach of any restrictions, terms, or conditions established by the Administrator with respect to any restricted shares will cause a forfeiture of such restricted shares.

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

     A "Control Purchase" is defined as circumstances in which any person (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), corporation, or other entity (other than the Company or any employee benefit plan sponsored by the Company) (A) shall purchase any Common Stock of the Company (or securities convertible into the Company's Common Stock) for cash, securities, or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors, or (B) shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange
Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors (calculated as provided in paragraph (d) of such Rule 13d-3 in the case of rights to acquire the Company's securities).

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

1994 Employee Stock Option Plan

         In December 1994, the Board of Directors adopted the 1994 Senior Employee Incentive Plan (the "Employee Plan"). This plan was adopted also by shareholder consent. The Employee Plan provides for the issuance of up to 2,000,000 shares of the Company's Common Stock in connection with the issuance of stock options to key employees of the Company.

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

                                                                                                 Percent of
                                                                                                 Common
                                                              Number of                          Stock
         Name                                                 Shares                             Owned

         Joseph Polito (1)                                    4,862,156                          61.1%
         c/o U.S. Bridge Corp.
         53-09 97th Place
         Corona, New York  11368

         Steven Polito (2)                                      127,500                           1.7%
         c/o U.S. Bridge Corp.
         53-09 97th Place
         Corona, New York  11368

         Ronald Polito (3)                                      152,500                           2.0%
         c/o U.S. Bridge Corp.
         53-09 97th Place
         Corona, New York  11368

         All Officers and Directors
         as a group (3 persons)(1)-(3)                        5,142,156                           65.3%


     (1) Includes 275,000 shares issuable upon the exercise of an option which is presently vested and exercisable. Does not include (i) 10,000 shares issuable to Joseph Polito upon the exercise of options not presently vested; and (ii) an aggregate of 251,000 shares gifted by Joseph Polito, of which 81,000 shares were gifted to members of Joseph Polito's family (including 50,000 each to Ronald and Steven Polito) and 70,000 shares were gifted to employees of the Company, as of January 23, 1995. Joseph Polito disclaims beneficial ownership of all shares transferred to his family members.

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

         On October 11, 1995, NY paid One Carnegie $50,000 on behalf of MD for fabrication services performed by MD. Such payment was treated as a payment on account by NY to MD. From July 1995 to October 1995, NY paid MD approximately $183,000 for the labor associated with the fabrication of steel.

         On May 13, 1996, Joseph Polito, the Company's President, entered into a memorandum of understanding with an individual, Lubov Ulianova, whereby Mr. Polito borrowed $300,000 from Mr. Ulianova. The loan was secured by 550,000 shares of the Company's Common Stock owned by Mr. Polito, which shares were put into an escrow account, with Alan Berkun as the escrow agent. The funds were then loaned by Mr. Polito to the Company. The loan provided that upon the Company's listing of its Common Stock on the Nasdaq SmallCap Stock market
(Nasdaq), 400,000 shares of Common Stock would be issued to Mr. Ulianova as repayment of the loan. This transaction was an exempt transaction, in accordance with Regulation S under the Securities Act of 1933, as amended. In addition, Mr. Polito granted Mr. Ulianova an option to purchase 600,000 shares of Company Common Stock at a price of $1.50 and could only be exercised if the bid price for the Company's Common Stock was at least $3.00. The Company's Common Stock was approved for listing on Nasdaq on July 25, 1996, at which time the loan was repaid. The option expired unexercised. These matters were reviewed for the Company by its special counsel Alan Berkun, Esq.

         In December 1996, the Company issued bonuses of 100,000 shares of Common Stock to Joseph Polito and 2,500 shares to each of Ronald Polito and Steven Polito as part of the aggregate of 114,617 shares issued to NY's employees and consultants pursuant to the Management Plan. The Company also issued 313 shares of Common Stock to Ilene Althaus, Joseph Polito's wife. In connection with the 114,617 shares issued to NY's employees and consultants, the Company recorded compensation expense amounting to $107,453, which is based on upon 50% of the average closing bid price for the month of December 1996.

         In February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered for sale a total of 686,617 shares of Common Stock, 575,000 of which are shares underlying options granted pursuant to the Company's Senior Management Incentive Plan. The options are exercisable at $1.75 and $1.925 per share.

     On March 13, 1997, the Company issued 125,000 shares of Common Stock to Joseph Polito upon exercise of options granted pursuant to the above mentioned Management Plan. In

     February 1997, these shares were registered for resale pursuant to a Form S-8 Registration Statement. Mr. Polito executed a promissory note for the exercise price.

     NY leases its administrative office space and certain storage space from RSJJ, an affiliate owned by the Company's majority stockholder, Joseph Polito. In accordance with a signed lease agreement which expires on March 31, 1998, NY pays rent in the amount of $20,000 per month. As of May 1997, NY was in arrears in the amount of $480,000 in payments due under its lease with RSJJ. This arrearage was converted into equity as follows: NY issued 270,000 shares of common stock to the Company, for the cancellation of the debt owed to RSJJ. The Company, in turn, issued 200,000 shares of its Common Stock to Mr. Polito and 150,000 shares of its Common Stock to RSJJ. RSJJ then transferred all of such shares to RSJJ's mortgagor, which agreed to accept said shares as payment of RSJJ's outstanding mortgage.

     During the year ended June 30, 1996, NY purchased approximately $180,333 of fabricated steel from Waldorf. Such amount paid to Waldorf represented approximately 18% of the steel purchased by NY for the year ended June 30, 1996. Waldorf is wholly owned by Joseph Polito.

     During the years ended June 1997 and 1996, NY paid $371,321 and $802,383, respectively, to MD for certain materials and labor necessary to perform steel erection services. MD is a wholly owned subsidiary of the Company.

     During the years ended June 30, 1997 and 1996, NY paid $214,000 and $163,000, respectively, to Crown Crane, Inc. for leasing cranes necessary to perform steel erection services. Joseph Polito owns 50% of Crown Crane, Inc.

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

     See "Item 10. Executive Compensation-Employment and Consulting Agreements" for information regarding management's compensation.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) The following  financial  statements of the Company are included as Part II,
Item 8:

                                                                                        Page

         Independent Auditors Report                                                    F-1
         Consolidated Balance Sheet                                                     F-2
         Consolidated Statements of Operations                                          F-3
         Consolidated Statement of Stockholders' Equity                                 F-4
         Consolidated Statements of Cash Flows                                          F-5 - F-6
         Consolidated Notes to Financial Statements                                     F-7 - F-19

(b) During the last quarter, the Company filed no reports on Form 8-K.

(c) All exhibits, except those designated with an asterisk (*) which are filed herewith, previously have been filed with the Commission in connection with such documents as are incorporated by reference herein.

         2.1               -        Agreement and Plan of Reorganization dated effective as of April 25,
                                    1994 (incorporated by reference herein to exhibit 2.1 of Form 10-K filed with the Commission for the fiscal year ended June 30, 1994).
         3.1               -        Certificate of Incorporation of the Company filed June 15, 1994.
         3.2               -        By-Laws of the Company (incorporated herein by reference to Form S-
                                    18, dated May 4, 1989).
         4.1               -        Form of Special Warrant (incorporated herein by reference to exhibit 4.1 of Form 10-KSB for the fiscal year ended June 30, 1995).
         4.2               -        Form of Restricted Stock agreement issued to Joseph Polito
                                    (incorporated herein by reference to exhibit 4.2 of Form 10-KSB for the fiscal year ended June 30, 1995).
         10.1              -        Lease Agreement between One Carnegie Court Associates and Waldorf
                                    Steel Fabrications, Inc., dated March 27, 1990 (incorporated herein by reference to exhibit 10.1 of Form 10-KSB for the fiscal year ended June
                                    30, 1994).
         10.2              -        Promissory note from the Company to Trinity Industries, Inc.
                                    (incorporated herein by reference to exhibit 10.2 of Form 10-KSB for the fiscal year ended June 30, 1994).
         10.3              -        Forbearance Agreement between the Company and Trinity Industries,
                                    Inc., dated October 14, 1993 (incorporated herein by reference to exhibit
                                    10.3 of Form 10-KSB for the fiscal year ended June 30, 1994).




         10.4              -       Lease Agreement between R.S.J.J. Realty Corp. and NY, dated June 30,
                                   1993 (incorporated herein by reference to exhibit 10.4 of Form 10-KSB for the fiscal year ended June 30, 1994).
         10.5              -       Employment Agreement of Joseph Polito (incorporated herein by reference to exhibit 10.5 of Form 10-KSB for the fiscal year ended June
                                   30, 1995).
         10.6              -       The  Company's  Senior  Management  Incentive  Plan
                                   (incorporated   herein  by  reference  to  the  proxy
                                   statement dated February 1995).
         10.7              -       The   Company's   Employee   Stock   Option   Plan
                                   (incorporated   herein  by  reference  to  the  proxy
                                   statement dated February 1995).
         10.8              -       Agreement between Iron Workers Local Union 40 and NY (incorporated herein by reference to exhibit 10.8 of Form 10-KSB for the fiscal year ended June 30, 1995).
         10.9              -       Agreement between Local Union 14, 14B, 15, 15A, 15C, 15D,
                                   International Union of Operating Engineers, AFL-CIO and NY
                                   (incorporated herein by reference to exhibit 10.9 of Form 10-KSB for the fiscal year ended June 30, 1995).
         10.10             -       Agreement between Local 780 and NY (incorporated herein by reference to exhibit 10.10 of Form 10-KSB for the fiscal year ended June 30,
                                   1995).
         10.11             -       Agreement to capitalize the $400,000 of debt  (incorporated herein by reference to exhibit 10.11 of Form 10-KSB for the fiscal year ended June
                                   30, 1995).
         10.12             -       Consulting Agreement with Marlowe and Company (incorporated by reference herein to exhibit 10.12 of Form 10-KSB for the fiscal year ended June 30, 1995).
         10.13             -       Lease surrender agreement between One Carnegie and Waldorf dated
                                   August 1, 1995 (incorporated herein by reference to Form 10-KSB/A for the fiscal year ended June 30, 1995).
         10.14             -       Lease Agreement between One Carnegie and U.S. Bridge Corp.
                                   (Maryland), dated August 1, 1995  (incorporated herein by reference to
                                   Form 10-KSB/A for the fiscal year ended June 30, 1995).
         10.15*            -       Consulting Agreement dated December 9, 1996 with Bernard Tapie.
         10.16*            -       Memorandum of Understanding, dated May 13, 1996, between the
                                   Company and Lubov Ulianova.
         21.1*             -       List of Subsidiaries.
         27.1              -       Financial Data Schedule.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of November, 1997.


                                 U.S. BRIDGE CORP.



                           By:       /s/ Joseph M. Polito
                                    Joseph M. Polito, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Joseph M. Polito                President and Director
Joseph M. Polito                    (Principal Executive                                         11/07/97
                                    Officer)                                                     Date


/s/ Ronald J. Polito                Secretary and Director
Ronald J. Polito                                                                                 11/07/97
                                                                                                 Date


/s/ Steven J. Polito                Treasurer                                                    11/07/97
Steven J. Polito                    and Director                                                 Date




                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                                                                                                      Page
                                                                                                     Number

    Independent auditors' report                                                                       F-1

    Consolidated balance sheet as of June 30, 1997                                                     F-2

    Consolidated statements of operations for the years
     ended June 30, 1997 and 1996                                                                      F-3

    Consolidated statement of stockholders' equity for the years
     ended June 30, 1997 and 1996                                                                      F-4

    Consolidated statements of cash flows for the years
     ended June 30, 1997 and 1996                                                                      F-5  F-6

    Notes to consolidated financial statements                                                         F-7 - F-19


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

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,

                                                                         1997              1996
                                                                         -------------     ---------
Revenue:
    Contract revenue .................................................   $ 15,494,447    $  7,401,433
                                                                         ------------    ----------------

Costs and expenses:
    Cost of contract revenues ........................................     11,137,325       5,031,216
    General and administrative expenses ..............................      2,934,916       2,493,399
    Bad debt expense .................................................      1,287,000       1,019,127
                                                                         ------------    ----------------

         Total costs and expenses ....................................     15,359,241       8,543,742
                                                                         ------------    ----------------

Income (loss) from operations before other income (expense),
 minority interest and (benefit) provision for income taxes ..........        135,206      (1,142,309)

Other income (expenses):
    Interest expense and financing costs .............................       (158,577)        (35,141)
    Unusual item (Note 8(b)) .........................................           --          (441,863)
    Gain on sale/acquisition of subsidiary's stock (Note 9) ..........         17,500         832,571
    Gain on issuance of stock for accounts payable ...................        243,750            --
    Interest income ..................................................         10,425          27,766
                                                                                         ------------    ----------------

         Total other (expenses) income ...............................        113,098         383,333
                                                                         ------------    ----------------

(Income) loss before minority interest and (benefit) provision
 for income taxes ....................................................        248,304        (758,976)

Minority interest in net (income) loss ...............................       (281,773)        342,802
                                                                          ------------    ----------------

Loss before provision (benefit) for income taxes .....................        (33,469)       (416,174)

Provision (benefit) for income taxes .................................        142,875        (860,960)
                                                                         ------------    ----------------

Net income before loss from discontinued operations ..................       (176,344)        444,786

Loss from discontinued operations ....................................        280,911         404,217
Loss on disposal of assets of discontinued operations ................         83,621            --
                                                                         ------------    ----------------

Net income (loss) ....................................................   $   (540,876)   $     40,569
                                                                         ============    ================

Net income (loss) per common equivalent share:

    Income (loss) from operations before other income (expense),
      minority interest and (benefit) provision for income taxes .....   $        .02    $      (.20)
                                                                         ============    ================
    Income (loss) before minority interest and (benefit) provision for
     income taxes ....................................................   $        .04    $      (.19)
                                                                         ============    ================
    Provision (benefit) for income taxes .............................   $        .02    $      (.14)
                                                                         ============    ================
    Net (loss) income ................................................   $      (.08)    $    Nil
                                                                         ============    ================

Weighted average number of common shares outstanding .................   6,854,390       6,137,530
                                                                                                         ================


          See accompanying notes to consolidated financial statements.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                                                         Common
                                                          stock
                                                                          Additional                   Total
                                                                          paid-in       Accumulated
                                                                                                       Stockholders'
                                               Shares       Amount        capital       Deficit        equity

Balances at July 1, 1995 ..................     6,012,531   $     5,616   $ 2,591,652   $  (252,758)   $ 2,344,510

Issuance of common stock in consideration
 for services pursuant to senior management
 incentive plan ...........................       150,000           150        49,350          --           49,500

Net income for the year ended
 June 30, 1996 ............................          --            --            --          40,569         40,569
                                              -----------   -----------   -----------   -----------    -----------

Balances at June 30, 1996 .................     6,162,531         5,766     2,641,002      (212,189)     2,434,579

Issuance of common stock in lieu of
 repayment of loan ........................       400,000           400       399,600          --          400,000

Issuance of common stock as
 consideration for services
 provided to the Company ..................       250,000           250       149,750          --          150,000

Issuance of common stock pursuant
 to the 1995 Senior Management
 Incentive Plan as consideration for
 services provided to the Company .........       114,617           115       107,337          --          107,452

Issuance of common stock in connection
 with the exercise of options .............       125,000           125       240,500          --          240,625

Issuance of common stock in connection
 with settlement of subsidiary's related
 party debt ...............................       350,000           350       218,400          --          218,750

Net loss for the year ended
 June 30, 1997 ............................          --            --            --        (540,876)      (540,876)
                                              -----------   -----------   -----------   -----------    -----------

Balances at June 30, 1997 .................     7,402,148   $     7,006   $ 3,756,589   $  (753,065)   $ 3,010,530
                                              ===========   ===========   ===========   ===========    ===========



          See accompanying notes to consolidated financial statements.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,


                                                                  1997           1996
                                                                 --------------- --------------
Operating activities:
    Net income (loss) .........................................   $  (540,876)   $    40,569
    Adjustments to reconcile net (loss) income to net
     cash (used for) provided by operating activities:
         Depreciation and amortization ........................       453,583        882,549
         Minority interest in net income (loss) ...............       281,773       (342,802)
         Bad debt expense .....................................     1,287,000      1,019,127
         Deferred income tax benefit ..........................      (396,300)          --
         Issuance of common stock for services ................       107,453           --
         Gain on sale of subsidiary's stock ...................          --         (832,571)
         Gain on issuance of stock for debt ...................      (143,750)          --
         Contingent loss on disposal of property ..............        92,121           --
    Decrease (increase) in:
         Contracts and retainage receivable ...................    (6,752,882)    (1,711,424)
         Costs and estimated earnings in excess of
          billings on uncompleted contracts ...................       207,801       (607,395)
           Other current assets ...............................        (7,382)       (18,750)
    Increase (decrease) in:
         Accounts payable .....................................     3,519,175        489,597
         Accrued expenses .....................................       778,853       (189,545)
         Payroll taxes payable ................................     1,060,660         62,570
         Billings in excess of costs and estimated
          earnings on uncompleted contracts ...................       109,888         16,567
         Income taxes payable .................................       521,675       (864,263)
                                                                  -----------    -----------
           Net cash used for operating activities .............       578,792     (2,055,771)
                                                                  -----------    -----------

Investing activities:
    Other assets ..............................................        (8,156)          --
                                                                  -----------    -----------
           Net cash (used for) provided by investing activities        (8,156)          --
                                                                  -----------    -----------

Financing activities:
    Principal payments on mortgage ............................          --         (164,992)
    Financing costs incurred ..................................       (35,000)          --
    Principal payments of notes payable .......................          (479)    (1,071,649)
    Advances from officers ....................................       211,341        358,779
    Advances from (payment to) related parties ................      (376,714)       (80,767)
    Proceeds from issuance of Subsidiary's
     common stock and warrants, net of costs ..................          --        3,207,806
                                                                  -----------    -----------
           Net cash provided by financing activities ..........      (200,852)     2,249,177
                                                                  -----------    -----------

Net increase in cash ..........................................       369,784        193,406
Cash, beginning ...............................................       399,652        206,246
                                                                  -----------    -----------
Cash, ending ..................................................   $   769,436    $   399,652
                                                                  ===========    ===========




          See accompanying notes to consolidated financial statements.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,



                                                                                              1997                    1996
                                                                                      ------------------      ------------
Supplemental disclosure of cash flow information: Cash paid during the year for:
         Interest                                                                     $           36,848      $          236,610
                                                                                      ==================      ==================
         Taxes                                                                        $              -        $              -
                                                                                      ==================      ================

Supplemental disclosure of non-cash operating activities:

    In connection with the issuance of common stock, 114,617 shares
     were issued as consideration for employee compensation                           $      107,452          $    -
                                                                                      ==============          ======

Supplemental disclosure of non-cash financing activities:
    In connection with the conversion of subsidiary's account payable of the Subsidiary's common stock, 350,000 shares of common stock were issued as consideration for 270,000 shares of common
     stock of the Subsidiary                                                          $          218,750      $             -
                                                                                      ==================      ===============

    In connection with issuance of common stock, 250,000 shares were
     issued as deferred compensation                                                  $          150,000      $           49,500
                                                                                      ==================      ==================

In connection with the payment of due to shareholder, 400,000
 shares of common stock were issued                                                   $          300,000      $              -
                                                                                      ==================      ================


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

             p)   Reclassifications

                  Certain reclassifications have been made to the June 30, 1996 consolidated financial statements in order to conform to the June 30, 1997 presentation.

NOTE 3       -    CONTRACT AND RETAINAGE RECEIVABLE

                  At June 30, 1997, contract and retainage receivable consist of the following:


                  Contracts in progress                                                            $    5,087,169
                  Completed contracts                                                                   4,939,284
                  Retainage                                                                             1,222,844
                                                                                                   --------------
                                                                                                       11,249,297

                  Less:  allowance for doubtful accounts                                                2,287,000

                                                                                                   $    8,962,297

NOTE 4       -    CONTRACTS IN PROGRESS

                  At June 30, 1997, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                  Costs incurred on uncompleted contracts                                     $        14,025,808
                  Profits earned to date                                                                4,190,473
                                                                                                   --------------
                                                                                                       18,216,281

                  Less: billings to date                                                               16,117,013

                                                                                              $         2,099,268

Included in the accompanying balance sheet under the following captions at June 30, 1997:

                  Costs and estimated earnings in excess of
                   billings on uncompleted contracts                                               $       2,225,723
                  Billings in excess of costs and estimated
                   earnings on uncompleted contracts                                                       (126,455)

                                                                                                   $       2,099,268

NOTE 5       -    BACKLOG

                  The following schedule summarizes changes in backlog on contracts during the year ended June 30, 1997. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

                  Backlog balance at July 1, 1996                                                    $  17,943,400
                  Change orders to contracts in progress at July 1, 1996                                 2,486,885
                  New contracts during the year ended June 30, 1997                                      1,113,462
                                                                                                 -----------------
                                                                                                        21,543,747
                  Less: contract revenue earned during the year ended June 30, 1997                   (15,494,447)
                                                                                                  ----------------

                  Backlog balance at June 30, 1997                                                    $  6,049,300
                                                                                                      ============

NOTE 6       -    ACCRUED EXPENSES

                  Accrued expenses consist of the following at June 30, 1997:

                           Wages and related union benefits                           $  307,934
                           Professional fees                                              40,000
                           Insurance expense                                             421,885
                           State franchise taxes                                           1,392
                           Interest and penalties on payroll taxes                       193,025
                                                                                       --------------

                                                                                $        964,236

NOTE 7       -    INCOME TAXES

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

     The reconciliation of income tax computed at the federal statutory tax rate to income tax expense is as follows for the years ended June 30,

                                                                                1997                  1996
                                                                                ----                  ----
                  Tax computed at the federal statutory
                  income tax rate                                               (11,379)              (141,500)

                  Increase (reductions) resulting from:
                  state and local taxes net of federal benefit                  (4,331)                (18,395)

                  Tax expense on subsidiary income,
                  deferred income tax benefit and
                  other miscellaneous permanent differences                     158,585                -

                  Reversal of prior year accruals                               -                     (701,065)
                                                                                _______              ____________
                                                                                ------------------------------------
                  Income tax expense (benefit)                                  142,875               (860,960)

                  The tax effects of significant item comprising the Company's net deferred tax assets as of June 30, 1997 is as follows:

                  Allowance for doubtful accounts                               $   1,073,500
                  Section 144 stock (IRC Section 83)                                  441,700

                  Less: Valuation allowance                                        (1,136,400)

                  Deferred tax asset                                            $     378,800
                                                                                =============

                      Current portion of deferred tax asset                     $     304,225
                                                                                ==================
                  Non-current portion of deferred tax asset                            74,575
                                                                                -------------
                                                                                $      378,800

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