Form 10QSB
period 1997-09-30
U S BRIDGE CORP
filed 1997-11-20
CIK 846464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997
                ------------------------------------------------

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission File Number: 0-28140

                                U.S. Bridge Corp.
             (Exact name of registrant as specified in its charter)

Delaware                                11-2974406
(State or other jurisdiction of
incorporation                           (I.R.S. Employer Identification No.)
or organization)

                    53-09 97th Place, Corona, New York 11368
               (Address of principal executive offices) (Zip Code)

                                 (718) 699-0100
              (Registrant's telephone number, including area code)

     N/A (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer=s classes of common equity outstanding as of the latest practicable date: Common stock, par value $.001 per share: 7,402,148 shares outstanding as of November 10, 1997.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                U.S. BRIDGE CORP.
                                      INDEX


PART 1.        FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS
               Consolidated Balance Sheets September 30, 1997
                (unaudited) and June 30, 1997 ...........................                                                  3

               Consolidated Statements of Operations (unaudited)
                for the Three Months ended September 30, 1997 and 1996 ..                                                  4

               Consolidated Statement of Stockholders' Equity (unaudited)
                 for the Three Months ended September 30, 1997 ..........                                                  5

               Consolidated Statements of Cash Flows (unaudited)
                 for the Three Months ended September 30, 1997 and 1996 .                                                  6

               Notes to Consolidated Financial Statements ...............                                               7 - 10

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS ...............                                               11 - 13

PART II ..........OTHER INFORMATION

              Item 1  LEGAL PROCEEDINGS                                                                                 13

              Item 2  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                         15

              Item 3  DEFAULTS UPON SENIOR SECURITIES                                                                   15

              Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                                                       15
                      HOLDERS

              Item 5  OTHER INFORMATION                                                                                 15

              Item 6  EXHIBITS AND REPORTS ON FORM 8-K                                                                  15


                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 (Unaudited)
                                                                                  September            June
                                                                                  30, 1997           30, 1997
                                                                             ----------------    ------------
Current assets:
     Cash ....................................................................   $    458,778    $    555,435
     Cash - restricted .......................................................        216,949         214,001
     Contracts and retainage receivable, net .................................     10,924,032       8,962,297
     Costs and estimated earnings in excess of billings
      on uncompleted contracts ...............................................      2,426,790       2,225,723
     Deferred tax asset ......................................................        347,900         304,225
     Other current assets ....................................................        202,386         186,499
                                                                                 ------------    ------------

         Total current assets ................................................     14,576,835      12,448,180

Assets of discontinued operations ............................................           --         2,889,999
Deferred tax asset - non current .............................................         30,200          74,575
Other assets .................................................................         92,493          87,500
                                                                                 ------------    ------------

Total assets .................................................................   $ 14,699,528    $ 15,500,254
                                                                                 ============    ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, including cash overdrafts of $121,934 and
     $149,290, respectively ..................................................   $  3,752,122    $  3,495,492
     Accrued expenses ........................................................      1,473,714         964,236
     Payroll taxes payable (Note 6) ..........................................      2,158,598       1,441,589
     Note payable ............................................................        145,358         145,358
     Billings in excess of costs and estimated earnings
      on uncompleted contracts ...............................................        113,984         126,455
     Due related parties .....................................................         83,013         166,540
     Income taxes payable ....................................................        648,837         522,379
     Liabilities of discontinued operations ..................................        150,000       3,039,999
                                                                                 ------------    ------------

         Total current liabilities ...........................................      8,525,626       9,902,048
                                                                                 ------------    ------------

Minority interest ............................................................      3,092,681       2,828,301
                                                                                 ------------    ------------

Commitments and contingencies (Note 4) .......................................           --              --

Stockholders' equity:
     Preferred stock, authorized 10,000,000, issued
      and outstanding -0- shares .............................................           --              --
     Common stock, $.001 par value, authorized 50,000,000
      shares, issued and outstanding 7,402,148 ...............................          7,006           7,006
     Additional paid-in capital ..............................................      3,756,589       3,756,589
     Accumulated deficit .....................................................       (441,749)       (753,065)
                                                                                 ------------    ------------
         Sub-total stockholders= equity ......................................      3,321,846       3,010,530
         Less: Note receivable - stockholder .................................       (240,625)       (240,625)
                                                                                 ------------    ------------
         Total stockholders' equity                                                 3,081,221          2,769,905
                                                                             ----------------    ---------------
Total liabilities and stockholders' equity                                     $   14,699,528 $      15,500,254
                                                                             ===============     ===================

                                        4

           See accompanying notes to consolidated financial statements

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                             1997              1996
                                                           -------------    ----------
Revenue:
    Contract revenue ....................................   $ 8,918,385    $ 3,176,051
                                                            -----------    ----

Costs and expenses:
    Cost of contract revenues ...........................     7,536,092      2,169,713
    General and administrative expenses .................       678,487        623,411
                                                            -----------    ----

         Total costs and expenses .......................     8,214,579      2,793,124
                                                            -----------    ----

Income from operations before other income (expense),
 minority interest and provision for income taxes .......       703,806        382,927

Other income (expenses):
    Interest expense and financing costs ................        (3,900)        (1,246)
    Interest income .....................................         2,948           --
                                                            -----------    ----
         Total other (expense) ..........................          (952)        (1,246)
                                                            -----------    ----

Income before minority interest and provision
 for income taxes .......................................       702,854        381,681

Minority interest in net income .........................      (264,380)      (203,020)
                                                            -----------    ----

Loss before provision for income taxes ..................       438,476        178,661

Provision for income taxes (Note 2) .....................       127,158           --
                                                            -----------    ----

Net income before loss from discontinued operations .....       311,316        178,661

Loss from discontinued operations .......................          --          120,000
                                                            -----------    ----

Net income ..............................................   $   311,316    $    58,661
                                                            ===========    ====

Net income per common equivalent share:

    Income from operations before other income (expense),
      minority interest and provision for income taxes ..   $       .10    $   .06
                                                            ===========    ====
    Income before minority interest and provision for
     income taxes .......................................   $       .10 $        .06
                                                            ===========    ====
    Provision for income taxes ..........................   $       .02 $     --
                                                            ===========    ====
    Net income ..........................................   $       .08 $        .01
                                                            ===========    ====

Weighted average number of common shares outstanding ....     7,402,148      6,429,197
                                                            ===========    ====


                                        6

           See accompanying notes to consolidated financial statements

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)



                                         Common
                                          stock
                                                            Additional   Total
                                                            paid-in      Accumulated   Stockholders'
                                  Shares       Amount       capital      Deficit       equity

Balances at July 1, 1997 ......    7,402,148   $    7,006   $3,756,589   $ (753,065)   $3,010,530

Net income for the three months
 ended September 30, 1997 .....         --           --           --        311,316       311,316
                                  ----------   ----------   ----------   ----------    ----------

Balances at September 30, 1997     7,402,148   $    7,006   $3,756,589   $ (441,749)   $3,321,846
                                  ==========   ==========   ==========   ==========    ==========


                                        8

           See accompanying notes to consolidated financial statements

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                   1997           1996
                                                                                   -------------  --------------
Operating activities:
    Net income .................................................................   $   311,316    $    58,661
    Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
         Depreciation and amortization .........................................        22,875        113,750
         Minority interest in net income (loss) ................................       264,380        203,020
         Deferred income tax expense ...........................................           700           --
    Decrease (increase) in:
         Contracts and retainage receivable ....................................    (1,961,735)      (762,802)
         Costs and estimated earnings in excess of
          billings on uncompleted contracts ....................................      (201,067)      (491,109)
           Other current assets ................................................      (110,887)       (76,712)
    Increase (decrease) in:
         Accounts payable ......................................................       256,630        515,614
         Accrued expenses ......................................................       509,478         55,000
         Payroll taxes payable .................................................       717,009         64,429
         Billings in excess of costs and estimated
          earnings on uncompleted contracts ....................................       (12,471)       (16,567)
         Income taxes payable ..................................................       126,458           --
                                                                                   -----------    -----------
           Net cash used for operating activities ..............................       (77,314)      (336,716)
                                                                                   -----------    -----------

Financing activities:
    Net repayments to related parties ..........................................       (16,395)       219,500
                                                                                   -----------    -----------
           Net cash (used for) provided by financing activities ................       (16,395)       219,500
                                                                                   -----------    -----------

Net decrease in cash ...........................................................       (93,709)      (117,216)
Cash, beginning ................................................................       769,436        399,652
                                                                                   -----------    -----------
Cash, ending ...................................................................   $   675,727    $   282,436
                                                                                   ===========    ===========

Supplemental disclosure of cash flow information: Cash paid during the year for:
         Interest ..............................................................   $     3,900    $     1,246
                                                                                   ===========    ===========
         Taxes .................................................................   $      --      $      --
                                                                                   ===========    ===========

Supplemental disclosure of non-cash financing activities:
    In connection with the issuance of common stock, 400,000 shares
     were issued in repayment of a note payable ................................   $      --      $   400,000
                                                                                   ===========    ===========





                                       10

           See accompanying notes to consolidated financial statements

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)




NOTE 1            -        GENERAL

                           The accompanying  unaudited financial statements have
                  been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company=s audited financial statements and footnotes thereto at June 30, 1997, included in the Company=s Annual Report Form 10-KSB, filed with the Securities and Exchange Commission.

NOTE 2       -    NOTES PAYABLE

                  a)       Line of credit

                           In August 1994, the Company secured a $250,000 credit
                  line with a bank at an interest rate of one and one half percent (11/2%) above the prime rate. The security for the line of credit is in the form of a certificate of deposit in the amount of $200,000 provided by U.S. Bridge of N.Y., Inc. (AUS Bridge NY@). Interest is payable on the first day of each month as of October 1, 1994. The credit line is payable on demand. At September 30, 1997, the balance was $145,358.

NOTE 3       -    MINORITY INTEREST

                           In connection  with US Bridge NY's private  placement
                  on March 9, 1995 and its Initial Public Offering (AIPO@), the Company's interest in US Bridge NY was reduced to 49.95% before its exercise of the special warrant. On September 9, 1995, the Company purchased, at $2.50 per share, 5,665 shares of US Bridge NY=s common stock by exercising its right pursuant to the terms of a special warrant issued only to the Company. As a result, the Company increased its ownership in US Bridge NY to 50.1% from 49.95%. During the year ended September 30, 1997, certain US Bridge NY stock transactions resulted in an increase in the Company=s ownership of US Bridge NY to 53.23%. As of September 30, 1997, the minority interest balance, amounting to $3,028,841, is a result of all of the above transactions and the proportionate share of income and losses attributable to the minority stockholders.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)





NOTE 4       -    COMMITMENT AND CONTINGENCIES

            a)    Disclosure of significant estimates - revenue recognition

                           The Company=s  construction  revenue is recognized on
                  the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract by contract basis by reference to estimates by the Company=s management and engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimates may be subject to revision in the normal course of business.

                  b)       Leases

                           US  Bridge  NY  leases  its  administrative   offices
                  pursuant to a signed lease agreement with an affiliated entity which requires monthly payments of $20,000. Such lease expires on March 31, 1998. Under such lease agreement, US Bridge NY is required to make future minimum lease payments as follows:

                                       Year Ending
                                        June 30,
                                          1998                     $  120,000
                                                                   ==========
                                          Total                    $  120,000
                                                                   ==========

                  Accordingly, included in selling and general and administrative expenses is rent expense which amounted to $60,000 for each of the three months ended September 30, 1997 and 1996. US Bridge NY also leases a yard for storage material pursuant to a oral agreement which requires monthly payments of $3,500. As of September 30, 1997, $77,000 of yard rent remains unpaid and is included in accounts payable.

                  c)  Significant customers and vendors

                        For the three months ended  September 30, 1997 and 1996,
                  the Company had two and three unrelated customers respectively, which accounted for approximately 99% of total revenues. As of September 30, 1997 and 1996, approximately 79% and 53% of contracts and retainage receivables are due from three customers.

           d)     Seasonality

                        US  Bridge  NY  operates  in an  industry  which  may be
                  seasonal, generally due to inclement weather occurring during the winter months. Accordingly, US Bridge NY may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing of bid solicitations by

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)




     governmental authorities or the stage of completion of major projects.

     NOTE 4-      COMMITMENT AND CONTINGENCIES (Cont=d)


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

            f)    Mechanic=s liens

                        As of  September  30, 1997,  three  actions to foreclose
                  upon mechanic=s liens filed during the fiscal year were commenced. Such actions seek relief in the approximate amount of $3,278,775.


                  g)    Payroll taxes

                        As of September 30, 1997, the Company owes approximately
                  $2,158,598 in payroll taxes and related penalties and interest. Although as of September 30, 1997 the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making monthly payments based on oral agreements. (See Note 6).

            h)    Legal proceedings

                                     i) In January 1997, an action was commenced
                        by The Ohio Bridge Corporation (AOhio@) against US Bridge NY. Ohio claims that US Bridge NY has infringed its trademark AU.S. Bridge.@ In August 1997, the Company, US Bridge NY, and US Bridge Corp. (Maryland) (AUS Bridge MD@) agreed to change their names to the following: USA Bridge Construction Corp., USA Bridge Construction of N.Y., Inc., and USA Bridge Construction Corp. (Maryland).

                                     ii)  The  Company  is a  party  to  various
                        claims and legal proceedings incidental to its business. In management=s opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial statements of the Company taken as a whole.

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS

                  a)    Due to related parties

                        As of September 30, 1997, the Company owes approximately
                  $83,013 for advances made by affiliates and related parties on its behalf. Such advances are non-interest bearing and are due on demand.

            b)    Due from related parties

                                     i) During the three months ended  September
                        30, 1997 and 1996, the Company paid certain expenses on behalf of an affiliate. These advances are non-interest bearing and are due on demand. As of September 30, 1997; such advances amounted to $80,000 and are included in other current assets.

            c)    Rental expense

                        Included in general and administrative  expenses is rent
                  expense paid by US Bridge NY pursuant to a signed lease agreement with R.S.J.J. Realty Corp. (ARSJJ@), a company owned by the Company's majority stockholder. The lease expires March 31, 1998. Rent expense for the three months ended September 30, 1997 and 1996 amounted to $60,000 and $60,000, respectively.

NOTE 6       -    SUBSEQUENT EVENTS

                        In  November  1997,   the  Company  paid   approximately
                  $755,000 towards its September 30, 1997 payroll tax liability.

ITEM 2. MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following management=s discussion and analysis for the three months ended September 30, 1997 and 1996 is a discussion of U.S. Bridge Corp.=s (Athe Company@) subsidiaries since the Company did not have any material operations of its own except for primarily stock-related transactions.

         U.S. Bridge of N.Y., Inc. (AUS Bridge NY@), the primary operating entity, recognizes revenue and costs for all contracts under the percentage of completion method. Cost of contract revenues includes, all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts become known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.

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

         US Bridge NY's operations are substantially controlled by Mr. Polito since he owns approximately 61% of the outstanding shares of the Company, which owns 53.23% of the common stock of U.S. Bridge NY and may be considered the beneficial owner of US Bridge NY. Mr. Polito is also a 100% shareholder of R.S.J.J. Realty Corp. ("RSJJ"). RSJJ leases the administrative office space to US Bridge NY at a cost of $20,000 per month pursuant to a signed lease agreement expiring on March 31, 1998. US Bridge NY purchased from U.S. Bridge Corp. (Maryland) (AUS Bridge MD@), a wholly-owned subsidiary of the Company, certain materials and labor to perform steel erection service. For the three months ended September 30, 1997 and 1996, purchases by US Bridge NY from US Bridge MD amounted to $35,000 and $166,000, respectively. US Bridge MD ceased substantially all of its operations in November 1996. Since then, US Bridge NY has purchased its steel from unrelated parties.

         US Bridge NY plans to continue to undertake projects as a subcontractor, but will focus on obtaining projects as a general contractor in both the public and private sectors. For those general contracting projects it undertakes, US Bridge NY will be responsible for the performance of the entire contract, including the work to be performed by subcontractors. Accordingly, US Bridge NY may be subject to substantial liability if a subcontractor fails to perform as required.

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

         In determining whether to issue a bond, surety companies perform credit checks and other due diligence disclosure requirements and require the Company to maintain certain amounts of capital and liquid assets. Each company bases the amount of bonding it will issue on a formula (devised individually) which takes into account, inter alia, a company=s capital and liquid assets. In order for the Company to obtain and maintain bonding, it must adhere to the requirements stipulated in the bonding agreements, which agreements vary with each bonding company. The bonding costs for each bond are incorporated in the contract price of each job. These costs are carried as a line item in the requisition and are paid by the customer. Any monies taken from the working capital for this purpose will be replaced as monthly requisition payments are received from the customer. Bonding requirements vary depending upon the nature of the projects to be performed. The Company anticipates paying a fee to bonding companies of between 1 3% to 3 2% of the amount of the contracts to be performed. Since these fees generally are payable at the beginning of a project, the Company must maintain sufficient working capital to satisfy the fee prior to receiving revenue from the project.

Three months ended September 30, 1997 as compared to the three months ended September 30, 1996

         Contract revenues for the three months ended September 30, 1997 and 1996 amounted to $8,918,385 and $3,176,051, respectively. This net increase amounting to $5,742,334 (or approximately 280%) is a direct result of US Bridge NY=s backlog, which amounted to $6,088,000 as of June 30, 1997. This backlog amount represents the contracts US Bridge NY entered into during the latter part of its June 30, 1997 fiscal year. During the three months ended September 30, 1997, US Bridge NY obtained no new contracts but did obtain additional change orders to previous contracts amounting to approximately $5,827,000. As of September 30, 1997, US Bridge NY=s backlog amounted to approximately $3,133,000. Backlog represents the amount of revenue US Bridge NY expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements for which work has not yet begun.

         The Company=s gross profit for the three months ended September 30, 1997 amounted to 15%, whereas for the three months ended September 30, 1996, gross profit amounted to 28%. Gross profit decreased by 13% as a result of the Company revising its contract cost estimates for jobs coming to an end in the current period.

         For the three months ended September 30, 1997 and 1996, US Bridge NY paid $35,000 and $166,000, respectively, to US Bridge MD for materials and labor necessary to perform steel erection services. In November 1996, US Bridge MD ceased substantially all of its operations, and US Bridge NY began purchasing material and labor from unrelated third party steel fabricators. At September 30, 1997, US Bridge NY owed US Bridge MD $57,220, principally for advances in connection with the above services. Such amounts are non-interest bearing and due on demand.

         General and administrative expenses have increased by $55,076 (or 9%) to $678,487 for the three months ended September 30, 1997, from $623,411 for the three months ended September 30, 1996. The increase in general administration costs is mainly attributable to general corporate overhead. As of September 30, 1997, US Bridge NY has an allowance for doubtful accounts of $2,287,000 against its contracts receivables. In management=s opinion, the allowance for doubtful accounts at September 30, 1997 will be sufficient to absorb any losses that may be sustained from a settlement with this and other customers. For the three months ended September 30, 1997 and 1996, US Bridge NY had two and three unrelated customers, respectively, which accounted for approximately 99% of total revenues. As of September 30, 1997 and 1996, approximately 79% and 53% of contracts and retainage receivables are due from three customers.

Liquidity and Capital Resources

         At September 30, 1997, the Company's working capital amounted to $6,051,209. The working capital increase is principally attributable to US Bridge NY=s contracts receivable. As of September 30, 1997, US Bridge NY's net contracts receivable amounted to $10,924,032, approximately $2,833,000 or (26%) of which has been collected through November 5, 1997.

         Net cash used for operating activities amounted to $77,314 for the three months ended September 30, 1997. For the three months ended September 30, 1996, the net cash used for operating activities amounted to $336,716 which was principally attributable to increases in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and accounts payable.

         With regards to financing activities, the Company used $16,395 of cash for the three months ended September 30, 1997. Such cash was used primarily for repayments to affiliates and related parties.

         As of September 30, 1997, the Company owes approximately $2,158,598 of payroll taxes and related penalties and interest. Although as of September 30, 1997 the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making monthly payments based on oral agreements. Subsequent to September 30, 1997, the Company paid approximately $755,000 towards its payroll tax liabilities as of September 30, 1997.


                                     PART II

Item 1.           Legal Proceedings


         Three actions to foreclose upon mechanic=s liens were commenced by NY in the last fiscal year. The first action was commenced in New York State Supreme Court, Kings County on February 25, 1997. The action names NY and Metro Steel Structures, Ltd. as plaintiffs and the Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland as defendants. NY=s claim for relief in this action is $2,199,560. The claim is based upon filed mechanic=s liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for Aextra@ work with regard to the Rehabilitation of the Viaduct at the Stillwell Avenue Station of the Coney Island Line in Brooklyn, New York. This action is still in the discovery phase.

         The second action was filed on February 26, 1997 in New York State Supreme Court, Queens County. It names NY, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland as defendants. NY=s claim for relief in this action is $844,932. This claim is based upon filed mechanic=s liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract regarding the rehabilitation of the 39th Street Bridge over the Long Island Rail Road and Amtrak in Queens, New York. This action is still in the discovery phase.

         On February 7, 1997, Perini Corporation filed a related action against NY and Metro Steel Structures, Ltd. in New York State Supreme Court, Kings County. Perini=s claims against NY total $1,140,560 and allege defective work on the Stillwell Avenue project and upon a loss/profit agreement for both the Stillwell Avenue project and the 39th Street Bridge project. NY has counterclaimed for the amounts set forth in the above discussion of the two actions involving Perini Corporation, and its claims are based upon the same theories as those set forth above.

         NY filed its third action in the New York Supreme Court, Suffolk County on or about May 13, 1997. The action names Kiska Construction, the State of New York, acting through the New York State Comptroller, the New York State Department of Transportation, and the Seaboard Surety Company as defendants. NY=s claim for relief in this action is $279,346. This claim is based upon filed mechanic=s liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for Aextra@ work regarding the rehabilitation of the Robert Moses Causeway Northbound Bridge over the State Boat Channel, in Suffolk County, New York. This action is still in the discovery phase.

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

         NY is prosecuting this action to the fullest extent possible. On October 28, 1997, NY and defendants were scheduled to appear before the court for a conference in this matter. This matter was adjourned, however, to December 1997, pending settlement discussions.

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

         On October 14, 1997, NY filed a mechanic=s lien in the amount of $13,640,767 against EklecCo. On October 16, 1997, EklecCo (f/k/a Pyramid Company of Rockland) commenced suit against NY in New York State Supreme Court, Rockland County in connection with the West Nyack, Palisades Power Mall project. EklecCo seeks to vacate the mechanic=s lien and seeks specific enforcement of the contract and declaratory relief, damages for slander of title, and approximately $500,000,000 in damages from NY for breach of contract and intentional interference with contractual relations. NY intends to defend against this action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS: None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5. OTHER INFORMATION: None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K: None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 1997.


                                                 U.S. BRIDGE CORP.


                                                        By: /s/ Joseph M. Polito
                                                     Joseph M. Polito, President