Form 10QSB
period 1997-12-31
U S BRIDGE CORP
filed 1998-02-24
CIK 846464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-28140

                                   USABG Corp.
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

                                U.S. Bridge Corp.
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

     Common stock, par value $.001 per share: 7,844,148 shares outstanding as of February 18, 1998.

                                   USABG CORP.
                          (FORMERLY U.S. BRIDGE CORP.)
                                      INDEX


PART 1 - Financial Information:

         ITEM 1 - Financial Statements
               Consolidated Balance Sheets at December 31, 1997
             (unaudited) and June 30, 1997                                                       1

               Consolidated Statements of Operations (unaudited)
                for the Three Months ended December 31, 1997 and 1996                            2

            Consolidated Statements of Operations (unaudited)
              for the Six Months ended December 31, 1997 and 1996                                3

               Consolidated Statement of Stockholders' Equity (unaudited)
                 for the Six Months ended December 31, 1997                                      4

               Consolidated Statements of Cash Flows (unaudited)
                 for the Six Months ended December 31, 1997 and 1996                             5

               Notes to Consolidated Financial Statements                                        6 - 10

         ITEM 2 - Management's Discussion And Analysis Of
          Financial Condition And Results Of Operations                                          11- 15

PART II

         ITEM 1.      Legal Proceedings                                                          15

         ITEM 4.   Submission Of Matters To A Vote Of Security Holders                           16

         ITEM 5. Other Information                                                               16

         Signatures                                                                              18


                          USABG CORP. AND SUBSIDIARIES
                  (FORMERLY U.S. BRIDGE CORP. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS

                               ASSETS (Unaudited)

                                                                                December 31, 1997  June 30, 1997
                                                                                -------------------------------
Current assets:
   Cash ......................................................................   $    943,216    $    555,435
   Cash - restricted .........................................................        219,199         214,001
   Contracts and retainage receivable, net ...................................     10,145,153       8,962,297
   Costs and estimated earnings in excess
   of billings on uncompleted contracts ......................................      1,437,547       2,225,723
   Due from related parties ..................................................        255,526            --
   Deferred tax asset ........................................................        336,200         304,225
   Other current assets ......................................................        235,462         186,499
                                                                                 ------------    ------------
         Total current assets ................................................     13,572,303      12,448,180
Assets of discontinued operations ............................................           --         2,889,999
Deferred tax asset - non current .............................................         30,200          74,575
Other assets .................................................................         80,426          87,500
                                                                                 ------------    ------------
Total assets .................................................................   $ 13,682,929    $ 15,500,254
                                                                                 ============    ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, including cash overdrafts of
         $121,934 and $149,290, respectively$ ................................      1,291,340    $  3,495,492
   Accrued expenses ..........................................................      1,325,105         964,236
   Current portion of long-term payables .....................................        325,000            --
   Payroll taxes payable .....................................................      1,786,677       1,441,589
   Note payable ..............................................................        145,358         145,358
   Billings in excess of costs and estimated earnings
    on uncompleted contracts .................................................        380,408         126,455
   Due to related parties ....................................................           --           166,540
   Income taxes payable ......................................................        722,744         522,379
   Liabilities of discontinued operations ....................................        150,000       3,039,999
                                                                                 ------------    ------------
         Total current liabilities ...........................................      6,126,632       9,902,048
                                                                                 ------------    ------------
Long-term payable ............................................................      1,425,000            --
                                                                                 ------------    ------------
Minority interest ............................................................      3,121,389       2,828,301
                                                                                 ------------    ------------
Commitments and contingencies (Note 5) .......................................           --              --
Stockholders' equity:
   Preferred stock, authorized 10,000,000, issued
    and outstanding -0- shares ...............................................           --
   Common stock, $.001 par value, authorized 50,000,000
    shares, issued and outstanding 7,402,148 .................................          7,006           7,006
   Additional paid-in capital ................................................      3,756,589       3,756,589
   Retained earnings (Accumulated deficit) ...................................       (513,062)       (753,065)
         Sub-total stockholders= equity ......................................      3,250,533       3,010,530
         Less: Stock subscription receivable .................................       (240,625)       (240,625)
                                                                                 ------------    ------------
         Total stockholders' equity ..........................................      3,009,908       2,769,905
                                                                                 ------------    ------------

Total liabilities and stockholders' equity ...................................   $ 13,682,929    $ 15,500,254
                                                                                 ============    ============

    See accompanying notes to consolidated financial statements (unaudited).

                          USABG CORP. AND SUBSIDIARIES
                  (FORMERLY U.S. BRIDGE CORP. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,

                                   (UNAUDITED)
                                                               1997           1996

Revenue:
  Contract revenue .........................................   $ 3,350,901    $ 2,631,165
                                                               -----------    -----------

Costs and expenses:
  Cost of contract revenues ................................     2,536,377      1,956,050
  General and administrative expenses ......................       769,915        742,180
                                                               -----------    -----------

     Total costs and expenses ..............................     3,306,292      2,698,230
                                                                ----------    -----------

Income (loss) from operations before other income (expense),
 minority interest and provision for income taxes ..........        44,609        (67,065)

Other income (expenses):
  Interest expense and financing costs .....................        (3,858)        (7,899)
  Interest income ..........................................         2,251            225
                                                                -----------    -----------

     Total other income (expense) ..........................        (1,607)        (7,674)
                                                                -----------    -----------

Loss before minority interest and provision
 for income taxes ..........................................        43,002        (74,739)

Minority interest in net income ............................       (28,708)       (76,745)
                                                                -----------    -----------

Income (loss) before provision for income taxes ............        14,294       (151,484)

Provision for income taxes (Note 2) ........................        85,610           --
                                                                -----------    -----------

Net loss before loss from discontinued operations ..........       (71,316)      (151,484)

Loss from discontinued operations ..........................          --          115,853
                                                                -----------    -----------

Net loss ...................................................    $  (71,316) $       (267,337)
                                                                ===========    ===========

Net loss per common equivalent share:

Income (loss) ..............................................    $      (.01)   $      (.04)
                                                                 ===========    ===========

Weighted average number of common shares outstanding .......     7,402,148      6,389,966
                                                                 ===========    ===========


    See accompanying notes to consolidated financial statements (unaudited).

                          USABG CORP. AND SUBSIDIARIES
                  (FORMERLY U.S. BRIDGE CORP. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                         1997               1996
                                                        ---------------- -------------
Revenue:
 Contract revenues ...................................   $ 12,269,286    $  5,806,441
                                                         ------------    ------------

Costs and expenses:
 Cost of contract revenues ...........................     10,072,469       4,125,763
 General and administrative expenses .................      1,448,402       1,365,591
                                                         ------------    ------------

   Total costs and expenses ..........................     11,520,871       5,491,354
                                                         ------------    ------------

Income from operations before
 interest expense, unusual item,
 minority interest and
provision for income taxes ...........................        748,418         315,087

Other income (expense):
 Interest expense ....................................         (7,758)         (9,145)
 Interest income .....................................          5,199           1,000
                                                         ------------    ------------
   Total other income (expense) ......................         (2,559)         (8,145)
                                                         ------------    ------------

Income (loss) from operations before minority interest
 and provision for income taxes ......................        745,859         306,942

Minority interest in net (income) loss ...............       (293,088)       (279,765)
                                                         ------------    ------------

Net income before provision for income taxes .........        452,771          27,177

Provision for income taxes ...........................        212,768            --
                                                         ------------    ------------

Net income before loss from discontinued operations ..        240,003          27,177

Loss from discontinued operations ....................           --           235,853
                                                         ------------    ------------

Net income (loss) ....................................   $    240,003    $   (208,676)
                                                         ============    ============

Net (loss) income per common equivalent share:

 Net income (loss) ...................................   $        .03    $       (.03)
                                                         ============    ============

Weighted average number of common shares outstanding .      7,402,148       6,450,736
                                                         ============    ============

    See accompanying notes to consolidated financial statements (unaudited).

                          USABG CORP. AND SUBSIDIARIES
                  (FORMERLY U.S. BRIDGE CORP. AND SUBSIDIARIES)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

                                   (UNAUDITED)

                                                  Common              Additional      Total
                                                   Stock              Paid-in         Accumulated   Stockholders'
                                            Shares       Amount       capital         Deficit
                                                                                                    equity

Balances at July 1, 1997 ...............     7,402,148   $     7,006   $ 3,756,589    $  (753,065)   $ 3,010,530

Net income for the six months
 ended December 31, 1997 ...............          --            --            --          240,003        240,003
                                           -----------   -----------   -----------    -----------    -----------

Balances at December 31, 1997 $7,402,148   $     7,006   $ 3,756,589   $  (513,062)   $ 3,250,533
                                           ===========   ===========   ===========    ===========    ===========


    See accompanying notes to consolidated financial statements (unaudited).

                          USABG CORP. AND SUBSIDIARIES
                  (FORMERLY U.S. BRIDGE CORP. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

                                   (UNAUDITED)
                                                                                        1997        1996
    Cash flows from operating activities:
 Net income (loss) .............................................................   $   240,003    $  (101,223)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
   Depreciation and amortization ...............................................        11,298        242,327
   Amortization of consulting costs ............................................        37,500         22,000
   Minority interest in net income (loss) ......................................       293,088        279,765
 Changes in operating assets and liabilities:
   Accounts receivable .........................................................    (1,182,856)    (3,266,998)
   Prepaid expenses ............................................................          --          (10,996)
   Costs and estimated earnings in excess of
    billing on uncompleted contracts ...........................................       788,176      1,361,524
   Other current assets ........................................................       (48,963)        47,934
   Deferred tax assets .........................................................       (31,975)          --
   Other assets ................................................................        51,449           --
   Accounts payable ............................................................      (454,152)       971,631
   Accrued expenses ............................................................       360,869        160,989
   Payroll taxes payable .......................................................       345,088        155,429
   Billings in excess of costs and estimated earnings
    on uncompleted contracts ...................................................       253,953         (8,857)
   Income taxes payable ........................................................       200,365           --
                                                                                   -----------    -----------
    Net cash provided by (used for) operating activities .......................       863,843       (146,475)
                                                                                   -----------    -----------

Cash flows from investing activities:
 Fixed asset acquisitions ......................................................        (3,779)        (5,677)
                                                                                   -----------    -----------
   Net cash used by investing activities .......................................        (3,779)        (5,677)
                                                                                   -----------    -----------

Cash flows from financing activities:
 Advances and repayments (to) proceeds from related parties ....................      (467,085)       129,532
                                                                                   -----------    -----------
    Net cash (used for) provided by financing activities .......................      (467,085)       129,532
                                                                                   -----------    -----------

Net increase (decrease) in cash ................................................       392,979        (22,620)
Cash, beginning ................................................................       769,436        399,652
                                                                                   -----------    -----------
Cash, ending ...................................................................   $ 1,162,415    $   377,032
                                                                                   ===========    ===========

Supplemental  disclosure  of cash flow  information:  Cash paid  during  the six months for:
   Interest ....................................................................   $     7,758    $     8,651
                                                                                   ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:
 Issuance of common stock in connection with services provided
  to the Company ...............................................................   $      --      $   150,000
                                                                                   ===========    ===========

Surrender of property plant and equipment in lieu foreclosure
 on mortgage ...................................................................   $ 2,889,999    $
                                                                                   ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

                          USABG CORP. AND SUBSIDIARIES
                  (FORMERLY U.S. BRIDGE CORP. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)
NOTE 1   GENERAL

                  USABG, Corp. (the ACompany@) amended its certificate of incorporation on January 14, 1998 to change its name from U.S. Bridge Corp. to USABG Corp. The Company currently owns 53.23% of the outstanding shares of USA Bridge Construction of N.Y., Inc. (AUSA Bridge,@ formerly known as U.S. Bridge of N.Y., Inc.), 100% of the outstanding shares of common stock of Worldwide Construction Limited (AWorldwide@), and 80% of the outstanding shares of common stock of Royal Steel Services, Inc. (ARoyal Steel@). These three subsidiaries are the only ones through which the Company operates. Two additional subsidiaries of the Company (each wholly owned subsidiaries), One Carnegie Court Associates, Inc. and U.S. Bridge Corp. (Maryland), ceased operations in August 1997 and November 1996, respectively.

                  Royal Steel was formed in November 1997, in order for the Company to conduct work on its smaller base contracts.

                  Worldwide was formed by the Company in December 1997 and is a British Virgin Islands corporation. It was formed to own 80% of Falcon TChad SA (AFalcon@), a company formed in Ndjamena, Chad to operate as a full service transportation, forwarding, warehousing, and development company. Falcon shall offer transportation services including trucking, customs clearance, and warehousing. As of December 31, 1997, neither Royal Steel nor Worldwide commenced operations.

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company=s audited financial statements and footnotes thereto at June 30, 1997, included in the Company=s Annual Report Form 10-KSB, filed with the Securities and Exchange Commission.

NOTE 2   PROVISION FOR INCOME TAXES

                  For the three and six months ended December 31, 1997, the Company recorded an estimated income tax expense of $85,610 and $212,768, respectively. For the six months ended December 31, 1996, no income tax expense was recorded by the Company as a result of its then net operating tax carryforward which was subsequently utilized. The income tax expense for the three and six months ended December 31, 1997 is primarily from the net income generated by USA Bridge.

NOTE 3   NOTES PAYABLE

         a)       Line of credit

                  During August 1994, the Company secured a $250,000 credit line with a bank at an interest rate of one and one half percent (11/2%) above the prime rate. The security for the line of credit is in the form of a certificate of deposit in the amount of $200,000 provided by USA Bridge. Interest is payable on the first day of each month which commenced October 1, 1994. The credit line is payable on demand. At December 31, 1997 the balance was $145,358.

NOTE 4   MINORITY INTEREST

                  In connection with USA Bridge's private placement on March 9, 1995 and its Initial Public Offering (AIPO@), the Company's interest in USA Bridge was reduced to 49.95% before its exercise of the special warrant. On September 9, 1995 the Company purchased at $2.50 per share, 5,665 shares of common stock of USA Bridge by exercising its right pursuant to the terms of a special warrant issued only to the Company. As a result, the Company increased its ownership in USA Bridge to 50.1% from 49.95%. During the year ended June 30, 1997 stock transactions of USA Bridge resulted in an increase in the Company=s ownership to 53.23%. As of December 31, 1997, the minority interest balance amounting to $3,121,389 is a result of all of the above transactions and the proportionate share of income and losses attributable to the minority stockholders.

NOTE 5   COMMITMENTS AND CONTINGENCIES

         a)       Disclosure of significant estimates - revenue recognition

                  USA Bridge construction revenue is recognized on the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract by contract basis by reference to estimates by the USA Bridge=s management and engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimated may be subject to revision in the normal course of business.

         b)       Leases

                  USA Bridge leases its administrative offices pursuant to a signed lease agreement with RSJJ Realty Corp. (ARSJJ@) an entity wholly-owned by the Company=s President which requires monthly payments of $20,000. Such lease expires on March 31, 1998. (See Note 7a(i) for additional information). Under such lease agreement, USA Bridge is required to make future minimum lease payments as follows:

                     Year Ending
                     June 30,
                     1998                                        $        60,000
                                                                 ===============
                     Total                                       $        60,000
                                                                 ===============

                  Accordingly, included in selling, general and administrative expenses is rent expense which amounted to $60,000 for each of the three months ended December 31, 1997 and 1996 and $120,000 for each of the six months ended December 31, 1997 and 1996. USA Bridge also leases a yard for storage material pursuant to a oral agreement which requires monthly payments of $3,500. As of December 31, 1997, $87,500 of yard rent remains unpaid and is included in accounts payable.

             c)   Significant customers and vendors

                  For the six months ended December 31, 1997 and 1996, USA Bridge had one and three unrelated customers respectively, which accounted for approximately 45 % and 85% of total revenues. As of December 31, 1997 approximately 75% of contracts and retainage receivables are due from two customers.

         d)       Seasonality

                  USA Bridge operates in an industry which may be seasonal, generally due to inclement weather occurring during the winter months. Accordingly, USA Bridge may experience a seasonal pattern in its operating results and generate lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities, the stage of completion of major projects, and revenue recognition policies.

         e)       Bonding requirements

                  USA Bridge is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, USA Bridge has been able to sufficiently obtain bonding for its private projects. USA Bridge is continuously pursuing obtaining bonding for its governmental construction projects. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects.


         f)       Mechanic=s liens

                  As of December 31, 1997, USA Bridge filed various mechanic=s liens on certain projects totaling $16,919,542.

         g)       Claims

                  The Company elected not to recognize any portion of the revenue associated with any contract claims until the amounts recoverable can be accurately estimated. Claims are amounts in excess of the agreed contract price which the Company seeks to collect for customer caused delays, errors in specifications and designs, contract terminations, or change orders either in dispute or unapproved.

         h)       Payroll taxes

                  As of December 31, 1997, the Company owes approximately $1,786,677 in payroll taxes. Although as of December 31, 1997, the Company had not entered into any formal repayment agreements with the respective tax authorities, it has been making payments based on oral agreements.

         i)       Legal proceedings

                  The Company is party to various claims and legal proceedings incidental to its business. In management=s opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial statements of the Company taken as a whole.

         j)       Accounts payable

                  In November 1997, USA Bridge entered into an agreement with the Iron Workers Local 40,361, and 417 Joint Security Funds (the AUnion@) in order to liquidate $1,750,000 owed for unpaid union dues. USA Bridge agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, USA Bridge assigned its retainage receivable from a certain project as well as $1,750,000 of its related mechanics lien. Upon any funds being released or paid under such mechanics lien, The Union will be repaid any balance owed in full before USA Bridge may receive any funds. USA Bridge will receive credit for any payments received by The Union related to the assigned portion of the mechanics lien.

NOTE 6   RELATED PARTY TRANSACTIONS

         a)       Due from related parties

                  As of December 31, 1997, the Company has advanced funds to its President and certain affiliates. These advances are non-interest bearing and are due on demand. As of December 31, 1997 such advances amounted to $255,526.

         b)       Rental expense

                  Included in general and administrative expenses is rent expense paid by USA Bridge pursuant to a signed lease agreement with RSJJ a company owned by the Company's President. The lease expires March 31, 1998. Rent expense for the three months ended December 31, 1997 and 1996 amounted to $60,000 and for the six months ended December 31, 1997 and 1996 amounted to $120,000.

NOTE 7   SUBSEQUENT EVENTS

         a)       Issuance of common stock

                  i) On February  5, 1998,  USA Bridge  agreed to issue  106,667 shares of its common stock to the Company as consideration to the Company for issuing shares of its own common stock to RSJJ in consideration for payment in full of the rent due by USA Bridge to RSJJ for the period from January 1, 1998 to December 31, 1998. The value of the shares issued will be recorded at their estimated market value at the date of issuance of $2.12 per share, with a 50% discount due to the restricted nature of the stock.

                  ii) During February 1998, the Company authorized the issuance of 250,000 shares of its common stock pursuant to its Senior Management Incentive Plan. Of the 250,000 shares, 150,000 will be issued to the Company=s Treasurer. The remaining 50,000 shares will be issued to consultants to the Company. The Company also authorized the filing of an amended Form S-8 Registration Statement filed in February 1997 to reflect the increase to 2,000,000 shares which may be issued under the plan and the registration of the above shares.

                  iii) During February 1998, USA Bridge authorized the issuance of 250,000 shares of its common stock pursuant to its Senior Management Incentive Plan. Of the 250,000 shares, 100,000 will be issued to the Company=s President, 50,000 to USA Bridge=s Secretary, and 50,000 to USA Bridge=s Treasurer. The remaining 50,000 shares will be issued to employees and consultants of USA Bridge. USA Bridge also authorized the filing of an amended Form S-8 Registration Statement to increase to 1,000,000 shares the shares which may be issued under the plan and the registration of the above shares.

         b)       Private placement

                  The Company raised $450,000 for the Worldwide and Falcon Chad SA operations, through the sale of Debentures through VenGua Capital Corp., a London, England firm, as placement agent. The Debentures accrue interest at the rate of 8% per annum, which interest is payable in shares of Common Stock upon conversion of the Debentures into shares of Common Stock. Holders of the Debentures are entitled to convert the entire face amount of the Debentures, plus accrued interest, at the lesser of (a) 100% of the 5-day average closing bid price, as reported by Bloomberg, LP for the 5 trading days immediately preceding the closing date of the offering (February 3, 1998); or (b) 75% of the 5-day average closing bid price, as reported by Bloomberg, LP for the 5 trading days immediately preceding the date of conversion. The Company agreed to file a Registration Statement covering the shares of Common Stock to be issued upon conversion of the Debentures, and if not declared effective within 90 days following the closing of the offering, then the 100% referred to in (a) of this paragraph shall be decreased to 97.5% and the 75% referred to in (b) of this paragraph shall be increased to 72.5%, per 30 day period or portion thereof pro rata, until the Registration Statement has been declared effective. In addition, the purchasers received Warrants to purchase an aggregate of 100,000 shares of Common Stock: 50,000 shares at an exercise price of $1.125 per share and 50,000 shares at $1.41 per share. The funds are being loaned to Worldwide and Falcon Chad SA to purchase the trucks and to set up offices and operations in Chad.

ITEM 2   -        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

                  GENERAL

                  USABG, Corp. (the ACompany@) amended its certificate of incorporation on January 14, 1998 to change in its name from U.S. Bridge Corp., to USABG Corp. The Company currently owns 53.23% of the outstanding shares of USA Bridge Construction of N.Y., Inc. (AUSA Bridge@) and 100% of the outstanding shares of common stock of Worldwide Construction Limited (AWorldwide@), and 80% of the outstanding shares of common stock of Royal Steel Services, Inc. (ARoyal Steel@). These three subsidiaries are the only ones through which the Company operates. Two additional subsidiaries of the Company (each wholly owned subsidiary), One Carnegie court Associates, Inc., and U.S. Bridge Corp. (Maryland) ceased operations in August 1997 and November 1996, respectively.

                  Worldwide was formed by the Company in December 1997 and is a British Virgin Islands corporation. It was formed to own 80% of Falcon TChad SA (AFalcon@), a company formed in Ndjamena, Chad to operate as a full service transportation, forwarding, warehousing, and development company. Falcon shall offer transportation services including trucking, customs clearance and warehousing. As of December 31, 1997, no activity commenced in either Royal Steel or Worldwide.

                  The following management=s discussion and analysis for the three and six months ended December 31, 1997 and 1996 are primarily that of the Company=s subsidiary, USA Bridge, since the Company itself did not have any material operations of its own.

                  USA Bridge, the primary operating entity, recognizes revenue and costs for all contracts under the percentage of completion method. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revision in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts become known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable.

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

                  The Company elected not to recognize any portion of the revenue associated with any contract claims until the amounts recoverable can be accurately estimated. Claims are amounts in excess of the agreed contract price which the Company seeks to collect for customer caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved.

                    USA Bridge's operations are substantially  controlled by Mr.
               Polito since he owns approximately 61% of the outstanding shares of the Company which owns 53.23% of the common stock of USA Bridge and may be considered the beneficial owner of USA Bridge. Mr. Polito is also a 100% shareholder of R.S.J.J. Realty Corp. ("RSJJ"). RSJJ leases the administrative office space to USA Bridge at a cost of $20,000 per month pursuant to a signed lease agreement expiring on March 31, 1998.

                  USA  Bridge  plans to  continue  to  undertake  projects  as a subcontractor, but will focus on obtaining projects as a general contractor in both the public and private sectors. USA Bridge will be responsible for performance of the entire contract, including the work done by subcontractors. Accordingly, USA Bridge may be subject to substantial liability if a subcontractor fails to perform as required. Also there may be unanticipated difficulties in hiring and overseeing subcontractors that USA Bridge is currently not aware of. USA Bridge requires bonding from a New York licensed bonding Company in order to bid on projects as a general contractor.

                  Though USA Bridge does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, USA Bridge may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects and revenue recognition policies.

                  In order to obtain bonding, in addition to credit checks and other due diligence disclosure requirements bonding companies require USA Bridge receiving bonding to have certain amounts of capital and liquid assets, which will base the amount of bonding it will issue based on a formula, devised by each individual bonding Company, which primarily takes into account USA Bridge's capital and liquid assets. In order for USA Bridge to obtain and maintain bonding, it must adhere to the requirements stipulated in the bonding agreements which vary with each bonding Company. The bonding costs for each bond are incorporated in the contract price of each job. These costs are carried as a line item in the requisition and paid by the customer. Any monies taken from the working capital for this purpose will be replaced as the monthly requisition payments are received from the customer. Bonding requirements vary depending upon the nature of the projects to be performed. USA Bridge anticipates paying a fee to bonding companies of between 1 1/4% to 3 1/2% of the amount of the contracts to be performed. Since these fees are generally payable at the beginning of a project, USA Bridge must maintain sufficient working capital to satisfy the fee prior to receiving from the project.

                  Three months ended December 31, 1997 as compared to the three months ended December 31, 1996

                  Contract revenues for the three months ended December 31, 1997 and 1996 amounted to $3,350,901 and $2,631,165, respectively. This increase amounted to $719,736 or approximately 27%. During the three months ended December 31, 1997 USA Bridge has obtained no new contracts but has obtained additional change orders to previous contracts. As of December 31, 1997, USA Bridge=s backlog amounted to approximately $3,227,000. Backlog represents the amount of revenue USA Bridge expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun.

                  The Company=s gross profit for the three months ended December 31, 1997 and 1996 amounted to 24% and 26%, respectively. The decrease in gross profit of 2% is a result of the Company revising its contract costs estimates for jobs coming to an end in the current period and shutdown costs on jobs which have been halted or completed.

                  For the three months ended December 31, 1997 and 1996, USA Bridge paid $0 and $172,141, respectively, to US Bridge MD for materials and labor necessary to perform steel erection services. During September 1996, US Bridge MD ceased substantially all of its operations and USA Bridge began purchasing material and labor from unrelated third party steel fabricators. At December 31, 1997 USA Bridge owed US Bridge MD $47,220, principally for advances in connection with above services and such amounts are non-interest bearing and due on demand.

                  General and administrative expenses have increased by $27,735 or 4% to $769,915 for the three months ended December 31, 1997 from $742,180 for the three months ended December 31, 1996. The increase in general administration costs are mainly attributable to general corporate overhead. As of December 31, 1997, USA Bridge has an allowance for doubtful accounts to $2,159,000 against its contract receivable. In management=s opinion, the allowance for doubtful accounts at December 31, 1997, will be sufficient to absorb any losses that may be sustained from a settlement with this and other customers. As of December 31, 1997 approximately 75% of contracts and retainage receivables are due from two customers.

                  Six months ended December 31, 1997 as compared to the six months ended December 31, 1996

                  Contract revenues for the six months ended December 31, 1997 and 1996 amounted to $12,269,286 and $5,806,441, respectively. This net increase amounting to $6,462,845 or approximately 111% is a direct result of the Company=s backlog as of June 30, 1997 which amounted to approximately $6,088,000. This backlog amount represents the contracts the Company had entered into during the latter part of its June 30, 1997 fiscal year. During the six months ended December 31, 1997, the Company has obtained no new contracts but has obtained additional change orders to previous contracts amounting to approximately $10,744,852. As of December 31, 1997, the Company=s backlog amounted to approximately $3,227,000. Backlog represents the amount of revenue the company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements which work has not yet begun.

                  The Company=s gross profit for the six months ended December 31, 1997 and 1996 amounted to 18% to 29%. The decrease in gross profit represents estimated cost adjustments on certain contracts and shut down costs on jobs which have been halted or completed.

                  General and administrative expenses have increased by $82,811 or 6% to $1,448,402 for the six months ended December 31, 1997 from $1,365,591 for the six months ended December 31, 1996. The increase in general administration costs are mainly attributable to an overall increase of the Company's administrative salaries associated with the material amount increase in contract revenue and general corporate overhead.

                  As of December 31, 1997, the Company=s allowance for doubtful accounts amounts to $2,159,000 against its contract receivable. In management=s opinion, the allowance for doubtful accounts at December 31, 1997, will be sufficient to absorb any losses that may be sustained from settlements. For the six months ended December 31, 1997 and 1996, the Company had one and three unrelated customers respectively, which accounted for approximately 45% and 85% of total revenues. As of December 31, 1997 approximately 75% of contracts and retainage receivables are due from two customers.

                  For the three and six months ended December 31, 1997, the Company recorded an estimated income tax expense of $85,610 and $212,768, respectively. For the six months ended December 31, 1996, no income tax expense was recorded by the Company as a result of its then net operating tax carryforward which was subsequently utilized. The income tax expense for the three and six months ended December 31, 1997 is primarily from the net income generated by USA Bridge.

                  Liquidity and Capital Resources

                  At December 31, 1997, the Company's working capital amounted to $7,445,671.

                  Net cash provided by operating activities amounted to $863,743 for the six months ended December 31, 1997. For the six months ended December 31, 1996, the net cash used for operating activities amounted to $146,475.


                  With regards to financing activities, the Company used $467,085 of cash for the six months ended December 31, 1997. Such cash was used primarily for repayments and advances to affiliates and related parties.

                  As of December 31, 1997, the Company owes approximately $1,786,677 of payroll taxes and related penalties and interest. Although, as of December 31, 1997, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making payments based on oral agreements.

                  As of December 31, 1997, USA Bridge filed various mechanics liens on certain projects totaling $16,919,542.

                  In November 1997, the USA Bridge entered into an agreement with the Iron Workers Local 40,361 and 417 Joint Security Funds AThe Union@ in order to liquidate $1,750,000 owed relating to unpaid benefits. USA Bridge agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, USA Bridge assigned its retainage receivable from a certain project as well as $1,750,000 of its related mechanics lien. Upon any funds being released or paid under such mechanics lien, The Union will be repaid any balance owed in full before USA Bridge may receive any funds. USA Bridge will receive credit for any payments received by The Union related to the assigned portion of the mechanics lien.

                  On February 5, 1998, USA Bridge agreed to issue 106,667 shares of its common stock to the Company as consideration to the Company for issuing shares of its own stock to RSJJ in consideration for payment in full of the rent due by USA Bridge to RSJJ for the period from January 1, 1998 to December 31, 1998. The value of the shares issued will be recorded at their estimated market value at the date of issuance of $2.12 per share, with a 50% discount due to the restricted nature of the stock.

                  During February 1998, the Company authorized the issuance of 250,000 shares of its common stock pursuant to its Senior Management Incentive Plan. Of the 250,000 shares, 150,000 will be issued to the Company=s President, 25,000 the Company=s Secretary, and 25,000 to the Company=s Treasurer. The remaining 50,000 shares will be issued to consultants to the Company. The Company also authorized the filing of an amended Form S-8 Registration Statement filed during February 1997 to reflect the increase to 2,000,000 shares which may be issued under the plan and the registration of the above shares.

                  During January 1998, the Company raised a net of $450,000 after a 10% commission, in connection with a private placement to fund the Worldwide and Falcon Chad SA operations, from the sale of $500,000 of convertible debentures. Such debentures are due January 30, 2000 with interest accruing at 8% per annum. Holders of the debentures are entitled to convert the entire face of the debentures plus accrued interest, at the lesser of a) 100% of the 5-day average closing bid price, for the 5 trading days immediately preceding the closing date of the offering (February 3, 1998) or b) 75% of the 5-day average closing bid price for the 5 trading days immediately preceding the date of conversion. The Company agreed to file a Registration Statement covering the shares of common stock to be issued upon conversion of the debentures, and if not declared effective within 90 days following the closing of the offering, then there shall be a decrease of the conversion ratios by 2.5% per 30 day period or portion thereof pro rata, until the Registration Statement has been declared effective. In addition, the purchasers of the debentures received warrants to purchase an aggregate of 100,000 shares of common stock, 50,000 shares at an exercise price of $1.125 per share and 50,000 shares at $1.41 per share. The funds are being loaned to Worldwide and Falcon Chad SA to commence operations in Chad.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         In April 1995, USA Bridge commenced an Article 78 proceeding in the Supreme Court of the State of New York, County of New York, against the Commissioners of the State Insurance Fund and the State Insurance Fund. This action is scheduled for trial on March 17, 1998. See the Company=s Form 10-QSB for the quarterly period ended September 30, 1997 for more information concerning this matter.

         In December 1995, in the United States District Court, Southern District of New York, the Commissioners of the State Insurance Fund for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, USA Bridge (f/k/a Metro Steel Structures, Ltd.), One Carnegie, and others. This action is in the discovery phase. See the Company=s Form 10-QSB for the quarterly period ended September 30, 1997 for more information concerning this matter.

         On February 25, 1997, in New York State Supreme Court, Kings County, USA Bridge and Metro Steel Structures, Ltd. commenced suit against Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland. This action is in the discovery phase. See the Company=s Form 10-QSB for the quarter ended September 30, 1997 for more information concerning this matter.

         On February 26, 1997, in New York State Supreme Court, Queens County, USA Bridge, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. commenced suit against Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland. This action is in the discovery phase. See the Company=s Form 10-QSB for the quarter ended September 30, 1997 for more information concerning this matter.

         On February 7, 1997, in New York State Supreme Court, Kings County, Perini Corporation commenced an action against USA Bridge and Metro Steel Structures, Ltd. This action is in the discovery phase. See the Company=s Form 10-QSB for the quarter ended September 30, 1997 for more information concerning this matter.

         On or about May 13, 1997, in the New York Supreme Court, Suffolk County, USA Bridge commenced suit against Kiska Construction, the State of New York, acting through the New York State Comptroller, the New York State Department of Transportation, and the Seaboard Surety Company. This action is in the discovery phase. See the Company=s Form 10-QSB for the quarter ended September 30, 1997 for more information concerning this matter.

         In August 1997, the Company, USA Bridge, and MD entered into an agreement settling the January 1997 trademark infringement claim made by The Ohio Bridge Corporation. The Company agreed to change its name and on January 14, 1998 effected a name change to USABG Corp. USA Bridge agreed to change its name to USA Bridge Construction of N.Y., Inc. This name change was effected on January 12, 1998. MD agreed to change its name to USA Bridge Construction Corp. (Maryland). This name change was effected on February 19, 1998.

         On October 14, 1997, USA Bridge filed a mechanic=s lien in the amount of $13,640,767 against EklecCo (f/k/a Pyramid Company of Rockland). On October 16, 1997, in New York State Supreme Court, Rockland County, EklecCo commenced suit against USA Bridge. On February 9, 1998, the plaintiff posted a bond in the amount of $14,254,730 to secure payment of USA Bridge=s $13,640,747 mechanic=s lien, interest, and court costs; accordingly, the court granted the plaintiff=s motion to discharge said lien. The court further ordered that discovery be expedited in this matter. This action is in the discovery phase. See the Company=s Form 10-QSB for the quarter ended September 30, 1997 for more information concerning this matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 7, 1998, the Company held its annual meeting at which time the following five (5) Directors were elected to the Company's Board of Directors to hold office for a period of one year or until their successors are duly elected and qualified. The votes cast for each are as follows:

                                    Votes Cast                Votes Cast
                                    For                       Against                 Abstentions
         Joseph M. Polito           6,018,009                  0                        10,800
         Ronald J. Polito           6,017,659                  0                        11,150
         Steven J. Polito           6,018,009                  0                        10,800
         Philip Neilson             6,018,009                  0                        10,800
         Marvin Weinstein           6,018,009                  0                        10,800


     Also during the meeting, vote was taken on the proposal to amend the Company's Certificate of Incorporation to change the name of the Company from U.S. Bridge Corp. to USABG Corp. The votes cast for this proposal are as follows:

                           Votes Cast                Votes Cast
                               For                     Against                  Abstentions
                           6,027,209                   1,600                     0

ITEM 5.  OTHER INFORMATION

         The Company raised $450,000 for the Worldwide and Falcon Chad SA operations, through the sale of Debentures through VenGua Capital Corp., a London, England firm, as placement agent. The Debentures accrue interest at the rate of 8% per annum, which interest is payable in shares of Common Stock upon conversion of the Debentures into shares of Common Stock. Holders of the Debentures are entitled to convert the entire face amount of the Debentures, plus accrued interest, at the lesser of (a) 100% of the 5-day average closing bid price, as reported by Bloomberg, LP for the 5 trading days immediately preceding the closing date of the offering (February 3, 1998); or (b) 75% of the 5-day average closing bid price, as reported by Bloomberg, LP for the 5 trading days immediately preceding the date of conversion. The Company agreed to file a Registration Statement covering the shares of Common Stock to be issued upon conversion of the Debentures, and if not declared effective within 90 days following the closing of the offering, then the 100% referred to in (a) of this paragraph shall be decreased to 97.5% and the 75% referred to in (b) of this paragraph shall be increased to 72.5%, per 30 day period or portion thereof pro rata, until the Registration Statement has been declared effective. In addition, the purchasers received Warrants to purchase an aggregate of 100,000 shares of Common Stock: 50,000 shares at an exercise price of $1.125 per share and 50,000 shares at $1.41 per share. The funds are being loaned to Worldwide and Falcon Chad SA to purchase the trucks and to set up offices and operations in Chad.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:  None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February 1998.


                                            USABG CORP.


                                                        By: /s/ Joseph M. Polito
                                                     Joseph M. Polito, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Joseph M. Polito                         President and Director              2/19/98
Joseph M. Polito                            (Chief Executive Officer)           Date



/s/ Ronald J. Polito                        Secretary and Director              2/19/98
Ronald J. Polito                                                                Date



/s/ Steven J. Polito                        Treasurer and Director              2/19/98
Steven J. Polito                                                                Date

