Form 10QSB
period 1998-03-31
USABG CORP
filed 1998-05-22
CIK 846464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to

                         Commission File Number: 0-28140

                                   USABG Corp.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                    11-2974406
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation

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

Common stock, par value $.001 per share: 7,844,148 shares outstanding as of May 12, 1998.

                                   USABG CORP.


                                      INDEX


PART 1.  FINANCIAL INFORMATION:

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets March 31, 1998 (Unaudited) and June 30, 1997           3

         Statements of Operations (Unaudited)
         for the three months ended March 31, 1998 and 1997                    4

         Statements of Operations (Unaudited)
         for the nine months ended March 31, 1998 and 1997                     5

         Statement of Stockholders' Equity (Unaudited)
         for the nine months ended March 31, 1998                              6

         Statements of Cash Flows (Unaudited)
         for the nine months ended March 31, 1998 and 1997                     7

         Notes to Financial Statements                                      8-13

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               14-20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21

Item 2.  Changes In Securities And Use Of Proceeds                            21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Submission Of Matters To A Vote Of Security Holders                  22

Item 5.  Other Information                                                    22

Item 6.  Exhibits And Reports On Form 8-K                                     22

                          USABG CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
                                                                                          March 31,      June 30,
                                                                                           1998            1997
                                                                                      -----------      -----------
                                         ASSETS
Current assets:
    Cash                                                                              $   511,389      $   555,435
    Cash restricted                                                                       222,280          214,001
    Contracts and retainage receivable, net                                            10,831,768        8,962,297
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                           1,545,272        2,225,723
    Deferred tax asset                                                                    336,200          304,225
    Due from officer and related parties                                                  492,411              -
    Other current assets                                                                   58,377          139,393
                                                                                      -----------      -----------
         Total current assets                                                          13,997,697       12,401,074

Assets of discontinued operations                                                             -          2,889,999
Deferred tax assets - non-current                                                          30,200           74,575
Other assets                                                                              100,437           30,606
                                                                                      -----------      -----------

Total assets                                                                          $14,128,334      $15,396,254
                                                                                      ===========      ===========

                          USABG CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
                                                                                          March 31,      June 30,
                                                                                           1998            1997
                                                                                      -----------      -----------
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdrafts of $45,372
     and $149,290, respectively                                                       $ 1,786,531      $ 3,495,492
    Accrued expenses                                                                    1,238,611          771,211
    Payroll taxes payable                                                               2,186,484        1,634,614
    Income taxes payable                                                                  710,964          522,379
    Convertible debentures                                                                450,000              -
    Liabilities of discontinued operations                                                150,000        3,039,999
    Notes payable, including current portion of long-term obligations                     445,358          145,358
    Due to officer and related parties                                                    152,376          166,540
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                 -            126,455
                                                                                      -----------      -----------
         Sub-total current liabilities                                                  7,120,324        9,902,048
                                                                                      -----------      -----------

Long-term obligations                                                                   1,350,000              -
                                                                                      -----------      ---------

Minority interest                                                                       3,324,648        2,828,301
                                                                                      -----------      -----------

Commitments and contingencies (Note 7)                                                        -                -

Stockholders' equity:
    Preferred stock,  authorized  10,000,000,  issued and outstanding -0- shares
    Common stock, $.001 par value, authorized 50,000,000 shares,
     issued and outstanding 7,844,148 and 7,402,148, respectively                           7,448            7,006
    Additional paid-in capital                                                          3,972,907        3,756,589
    Accumulated deficit                                                                (1,028,276)        (753,065)
                                                                                      -----------      -----------
         Subtotal                                                                       2,952,079        3,010,530
                                                                                      -----------      -----------

Less:    Stock subscription receivable                                                   (240,625)        (240,625)
         Deferred compensation and consulting                                            (293,292)        (104,000)
         Prepaid rent                                                                     (84,800)             -
                                                                                      -----------      ---------
            Total subtractions                                                           (618,717)        (344,625)
                                                                                      -----------      -----------

Total stockholders' equity                                                              2,333,362        2,665,905
                                                                                      -----------      -----------

Total liabilities and stockholders' equity                                            $14,128,334      $15,396,254
                                                                                      ===========      ===========

           See notes to consolidated financial statements (unaudited)

                          USABG CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                             1998           1997
                                                         -----------    -----------
Revenues                                                 $ 2,018,534    $ 1,915,553
                                                         -----------    -----------
Costs and expenses:
     Cost of contract revenues                             1,350,392      1,156,070
     General and administrative expenses                   1,137,245        743,692
                                                         -----------    -----------
       Total costs and expenses                            2,487,637      1,899,762
                                                         -----------    -----------
Loss from operations before other income (expense),
 minority interest and provision for income taxes           (469,103)        15,791
                                                         -----------    -----------
Other income (expense):
     Interest expense                                       (116,624)       (77,368)
     Gain on acquisition of subsidiary stock                  11,307           --
                                                         -----------    -----------
       Total other income (expenses)                        (105,317)       (77,368)
                                                         -----------    -----------
Loss from operations before minority interest
 and provision for income taxes                             (574,420)       (61,577)

Minority interest in net loss (income)                        51,741        (57,219)
                                                         -----------    -----------
Loss before provision for income tax (benefit) expense      (522,679)      (118,796)

Provision for income tax (benefit) expense                    (7,468)        76,445
                                                         -----------    -----------

Net loss                                                 $  (515,211)   $  (195,241)
                                                         ===========    ===========
Net loss per common equivalent share:
     Basic:
       Net loss                                          $      (.07)   $      (.03)
                                                         ===========    ===========
     Diluted:
       Net loss                                          $      (.07)   $      (.03)
                                                         ===========    ===========

Weighted average number of common shares outstanding       7,613,480      6,527,147
                                                         ===========    ===========
Weighted average number of common shares outstanding
 - assuming dilution                                       7,613,480      6,527,147
                                                         ===========    ===========

           See notes to consolidated financial statements (unaudited)

                          USABG CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                            1998            1997
                                                        ------------    ------------
Revenues                                                $ 14,293,019    $  7,722,994

Costs and expenses:
     Cost of contract revenues                            11,422,861       5,170,187
     General and administrative expenses                   2,585,647       2,310,929
                                                        ------------    ------------
       Total costs and expenses                           14,008,508       7,481,116
                                                        ------------    ------------
Income from operations before other income (expense),
 minority interest and provision for income taxes            284,511         241,878

Other income (expense):
     Interest expense                                       (124,382)       (232,366)
     Gain on sale/acquisition of subsidiary stock             11,307            --
                                                        ------------    ------------
       Total other income (expense)                         (113,075)       (232,366)
                                                        ------------    ------------
Income from operations before minority interest
 and provision for income taxes                              171,436           9,512

Minority interest in net loss (income)                      (241,347)       (224,931)
                                                        ------------    ------------

Loss before provision for income tax expense                 (69,911)       (215,419)

Provision for income tax expense                             205,300         301,000
                                                        ------------    ------------

Net loss                                                $   (275,211)   $   (516,419)
                                                        ============    ============
Net (loss) income per common equivalent share:
     Basic:
       Net loss                                         $       (.04)   $       (.08)
                                                        ============    ============
     Diluted:
       Net loss                                         $       (.04)   $       (.08)
                                                        ============    ============

Weighted average number of common shares outstanding       7,472,591       6,499,369
                                                        ============    ============

Weighted average number of common shares outstanding
 - assuming dilution                                       7,472,591       6,499,369
                                                        ============    ============

           See notes to consolidated financial statements (unaudited)

                                                  USABG CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                                          (UNAUDITED)



                                                 Common
                                                  stock                                                  Stock
                                                                     Additional                      subscription        Total
                                                                       paid-in       Accumulated       and other      Stockholders'
                                         Shares          Amount        capital         deficit        deductions         equity
                                         ------          ------        -------         -------        ----------         ------
Balances at July 1, 1997                  7,402,148     $   7,006    $ 3,756,589    $   (753,065)    $   (344,625)   $   2,665,905

Issuance of common stock pursuant
 to the Senior Management Incentive
 Plan as consideration for services
 provided to the Company                    250,000           250        114,750             -            (92,000)          23,000

Issuance of common stock in
 connection with prepayment
 of subsidiary's rent                       192,000           192        101,568             -           (113,067)         (11,307)

Deferred compensation in connection
with issuance of subsidiary's common
 stock                                          -             -              -               -           (217,500)        (217,500)

Amortization of deferred expenses               -             -              -               -            120,208          120,208

Amortization of prepaid rent                    -             -              -               -             28,267           28,267

Net loss for the nine months ended
 March 31, 1998                                 -             -              -          (275,211)             -           (275,211)
                                       ------------     ---------    -----------    ------------     ------------    -------------

Balances at March 31, 1998                7,844,148     $   7,448    $ 3,972,907    $ (1,028,276)    $   (618,717)   $   2,333,362
                                       ============     =========    ===========    ============     ============    =============


           See notes to consolidated financial statements (unaudited)

                          USABG CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                              1998           1997
                                                                          -----------    -----------
Operating activities:
  Net loss                                                                $  (275,211)   $  (516,419)
  Adjustments to reconcile net loss to net
   cash (used) for operating activities:
     Depreciation and amortization                                              8,787        369,740
     Amortization of deferred compensation & consulting                       120,208         26,125
     Bad debt recovery                                                       (128,000)          --
     Issuance of common stock for services                                     23,000        107,453
     Amortization of prepaid rent                                              28,267           --
     Deferred tax                                                              12,400
     Gain on subsidiary stock                                                 (11,307)          --
     Minority interest increases (decreases)                                  278,847        224,931
  Decrease (increase) in:
     Accounts receivable                                                   (1,741,471)    (3,641,588)
     Prepaid expenses                                                            --           (3,150)
     Costs and estimated earnings in excess of
      billing on uncompleted contracts                                        680,451      1,044,828
     Other current assets                                                      (6,716)        22,697
  Increase (decrease) in:
     Accounts payable                                                          41,039      1,439,023
     Accrued expenses                                                         467,400        188,622
     Payroll taxes payable                                                    551,870        283,105
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                               (126,455)        12,892
     Income taxes payable                                                     188,585        301,000
                                                                          -----------    -----------
        Net cash used for operating activities                                111,694       (140,741)
                                                                          -----------    -----------

Investing activities:
  Fixed asset acquisitions                                                    (87,779)        (5,677)
  Increase in restricted cash                                                  (8,279)          --
                                                                          -----------    -----------
        Net cash used for investing activities                                (96,058)        (5,677)
                                                                          -----------    -----------

                          USABG CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                              1998           1997
                                                                          -----------    -----------
Financing activities:
  Proceeds from convertible debentures                                        450,000           --
  Proceeds from related parties                                               118,456           --
  Due to officer                                                             (132,620)          --
  Loans from related parties                                                 (395,518)        94,532
  Principal payments on mortgage payable                                         --             --
  Repayment of notes payable                                                 (100,000)          (479)
                                                                          -----------    -----------
        Net cash provided by financing activities                             (59,682)        94,053
                                                                          -----------    -----------

Net (decrease) in cash                                                        (44,046)       (52,365)
Cash, beginning                                                               555,435        399,652
                                                                          -----------    -----------
Cash, ending                                                              $   511,389    $   347,287
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the nine months for:
     Interest                                                             $    11,564    $     7,599
                                                                          ===========    ===========
     Taxes                                                                $      --      $      --
                                                                          ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:
  Issuance of common stock in connection with services provided
   to the Company                                                         $      --      $   257,453
                                                                          ===========    ===========
  Surrender of property, plant and equipment in lieu of foreclosure
  on mortgage                                                             $ 2,889,999    $      --
                                                                          ===========    ===========
  Conversion of accounts payable to note payable                          $ 1,750,000    $      --
                                                                          ===========    ===========

           See notes to consolidated financial statements (unaudited)

                          USABG CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

NOTE 1 - GENERAL

         The consolidated financial statements of USABG Corp. (the "Company") at March 31, 1998 and 1997 include the accounts of its subsidiary USA Bridge Construction of N.Y. Inc ("NY") (56.8%) and its wholly-owned subsidiaries Royal Steel Services, Inc. ("Royal"), Worldwide Construction Limited ("Worldwide"), One Carnegie Court Associates, Ltd. ("One Carnegie") and USA Bridge Construction Corp. (Maryland) ("MD"), after elimination of all significant intercompany transactions and accounts.

         Royal Steel was formed in November 1997, in order for the Company to conduct work on its smaller base contracts. To date, Royal Steel has commenced work on two projects, aggregating approximately $215,000. Worldwide was formed by the Company in December 1997 and is a British Virgin Islands corporation. It was formed to own 80% of each of Falcon TChad S.A. ("Falcon") and Portshop S.A. ("Portshop"), both of which companies were formed in N'Djamena, Chad. Falcon was formed in February 1998 to operate as a full service transportation, forwarding, and warehousing company. Portshop was formed in February 1998 to stock and operate a duty free store in Chad's sole international airport. Worldwide shall operate as the liaison between Portshop and Falcon and the governmental or private entities with which both companies intend to contract in Chad. As of March 31, 1998, no activity has commenced in Worldwide.

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated interim financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the three and nine months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited consolidated financial statements and footnotes thereto at June 30, 1997, included in the Company's Annual Report Form 10-KSB, filed with the Securities and Exchange Commission.

NOTE 2 - NOTE PAYABLE

         a) In August 1994, the Company secured a $250,000 credit line with a bank at an interest rate of one and one half percent (11/2%) above the prime rate. Interest is payable on the first day of each month which commenced October 1, 1994. Said credit line is payable on demand. The line of credit is secured by a certificate of deposit. At March 31, 1998 the balance was $145,358.

         b) In November 1997, NY entered into an agreement with the Iron Workers Local 40, 361, and 417 Joint Security Funds (the "Union") in order to liquidate $1,750,000 owed for unpaid union dues previously recorded as accounts payable. NY agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, NY assigned its retainage receivable from a certain project as well as $1,750,000 of its related mechanic's lien (which was discharged upon the lien-debtor's posting of a bond with the court). Upon any funds being released or paid under such bond, the Union will be repaid any balance it is owed, in full, before NY may receive any funds. NY will receive credit for any payments received by the Union related to the assigned portion of the mechanics lien.

NOTE 3 - CONVERTIBLE DEBENTURES

         In January 1998, the Company raised a net of $393,000 after a 10% commission (and expenses), in connection with a private placement to fund the Worldwide operations, from the sale of $450,000 of convertible debentures. Such debentures are due January 30, 2000 with interest accruing at 8% per annum. Holders of the debentures are entitled to convert the entire face of the debentures plus accrued interest, at the lesser of (a) 100% of the 5-day average closing bid price, for the 5 trading days immediately preceding the closing date of the offering (February 3, 1998) or b) 75% of the 5-day average closing bid price for the 5 trading days immediately preceding the date of conversion. The Company agreed to file a Registration Statement covering the shares of common stock to be issued upon conversion of the debentures, and if not declared effective within 90 days following the closing of the offering, then there shall be a decrease of the conversion ratios by 2.5% per 30 day period or portion thereof pro rata, until the Registration Statement has been declared effective. In addition, the purchasers of the debentures received warrants to purchase an aggregate of 100,000 shares of common stock, 50,000 shares at an exercise price of $1.125 per share and 50,000 shares at $1.41 per share. The funds are being loaned to Worldwide to commence operations in Chad.

         As a result of the beneficial conversion feature, the Company will record additional interest of $166,667 which will be amortized over the period between date of issuance and the estimated date of conversion, or six months. The recording of additional interest results in an effective interest rate of 74.7%.

NOTE 4 - MINORITY INTEREST

         As noted in Note 1, the Company has ownership of 56.8% of NY (inclusive of the President's ownership thereof). During February 1998, the Company's ownership increased from 53% to 55% (not inclusive of the President's shares) and during March 1998, the Company's ownership decreased to 48% (not inclusive of the President's shares). The Company, along with its President, owns more than 50% of the outstanding shares of NY. Accordingly, as of March 31, 1998 and December 31, 1997, the Company's minority interest amounting to $3,324,648 and $2,828,301, respectively, is a result of the stock transactions of NY and the proportionate share of income and losses attributable to minority stockholders.

NOTE 5 - STOCKHOLDERS' EQUITY

         a) Issuance of common stock

            i) In December 1997, NY agreed to issue 106,667 shares of its common stock to the Company as consideration to the Company for issuing 192,000 shares of its own common stock to R.S.J.J. Realty Corp. ("RSJJ") in consideration for payment in full of the rent due by NY to RSJJ for the period from January 1, 1998 to December 31, 1998. The value of the shares issued by NY are recorded at their estimated market value at the date of issuance of $2.12 per share, with a 50% discount due to the restricted nature of the stock. The value of the shares issued by the Company are recorded at their estimated market value at date of issuance ($1.06 per share) with a 50% discount due to the restricted nature of the stock. The difference in market values of stock will be reported as a gain on conversion of approximately $11,307.

            ii)In December 1997, the Company  authorized the issuance of 250,000 shares of its common stock pursuant to its Senior Management Incentive Plan. Of the 250,000 shares, 150,000 were issued to the Company's President, and 25,000 were issued to each of the Company's Secretary and Treasurer. These shares vest 50% on June 1, 1998 and 50% on January 1, 1999. The remaining 50,000 shares were issued to consultants to the Company and vest immediately. The Company also authorized the filing of a Post-Effective Amendment to the Form S-8 Registration Statement initially filed in February 1997 register the resale of management's shares. In connection with such issuance, the Company recorded compensation and consulting expense amounting to $115,000 which is based on the average closing bid price of $0.92 share for the third quarter of the Company's fiscal year, with a 50% discount due to the restricted nature of the stock. The above shares which do not vest immediately have been recorded as deferred compensation and are being amortized over the vesting period.

NOTE 6       -    ISSUANCE OF SUBSIDIARY STOCK

         a) Issuance of common stock

            i) In December 1997, NY agreed to issue 106,667 shares of its common stock to the Company as consideration to the Company for issuing 192,000 shares of its own common stock to RSJJ in consideration for payment in full of the rent due by NY to RSJJ for the period from January 1, 1998 to December 31, 1998. The value of the shares issued by NY are recorded at their estimated market value at the date of issuance of $2.12 per share, with a 50% discount due to the restricted nature of the stock.

            ii)In December  1997, NY authorized  the issuance of 290,000  shares of its common stock during the third quarter of its fiscal year pursuant to its Senior Management Incentive Plan. Of the 290,000 shares, 150,000 were issued to NY's President, 70,000 were issued to NY's Secretary, and 70,000 were issued to NY's Treasurer. These shares vest 50% on June 1, 1998 and 50% on January 1, 1999. NY also authorized the issuance of 50,000 shares to employees and consultants of NY which vest immediately. NY authorized the filing of a Post-Effective Amendment to the Form S-8 Registration Statement initially filed in February 1997 to register management's shares. In connection with such issuance, NY recorded compensation and consulting expense amounting to approximately $255,000 which is based on the average closing bid price of $1.50 per share for the month of March 1998, with a 50% discount due to the restricted nature of the stock. The above shares which do not vest immediately have been recorded as deferred compensation and are being amortized over the vesting period.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         a) Disclosure of significant estimates - revenue recognition

            NY's construction revenue is recognized on the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract by contract basis by reference to estimates by NY's management and engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimates may be subject to revision in the normal course of business.

         b) Lease agreement

            NY leases its administrative offices and storage space pursuant to a signed lease agreement with an affiliate owned by the Company's President. Such lease requires monthly payments of $20,000 and expires on December 31, 1998. Under such lease agreement, NY is required to make future minimum lease payments as follows:

                   Year Ending
                     June 30,
                   -----------
                       1998                           $240,000
                       1999                            120,000
                                                      --------
                       Total                          $360,000
                                                      ========

            NY also leases a yard for storage of material pursuant to an oral agreement with an unrelated party which requires monthly payments of $3,500. NY settled the rent for the period January 1 through December 31, 1998 by issuance of stock valued at $113,067 as compared to the $240,000 it would have been required to pay under the lease agreement. Accordingly, included in general and administrative expenses is rent expense which amounted to $38,767 and $70,500, respectively, for the three months ended March 31, 1998 and 1997 and $179,767 and $211,500, respectively for the nine months ended March 31, 1998 and 1997. As of March 31, 1998, $98,000 and
            $66,500, respectively, of rent remains unpaid and is included in accounts payable.

         c) Significant customers

            For the nine months ended March 31, 1998 and 1997, NY had three and three unrelated customers, respectively, which accounted for approximately 60%, 12% and 12%, and 34%, 31% and 17% of total revenues. As of March 31, 1998, approximately 17% and 55% of contracts and retainage receivables are due from two customers

            For the three months ended March 31, 1998 and 1997, NY had two and four unrelated customers, respectively, which accounted for approximately 76% and 24% and 48%, 19%, 12%, and 10%, respectively, of total revenues. As of June 30, 1997, approximately 22%, 21%, 15%, and 24% of contracts and retainage receivables net of allowances for doubtful accounts are due from four customers.

         d) Seasonality

            NY operates in an industry which may be seasonal, generally due to inclement weather occurring during the winter months. Accordingly, the Company may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities and the stage of completion of major projects.

         e) Bonding requirements

            NY is required to provide bid and/or performance bonds in connection with governmental construction projects. To date, NY has been able to obtain sufficient bonding for its private projects. NY is continuously pursuing obtaining bonding for its governmental construction projects. In addition, new or proposed legislation in various jurisdictions may require the posting of substantial additional bonds or require other financial assurances for particular projects. NY has been unable to bid as a general contractor on New York State and New York City projects as a result of its inability to obtain bonding from a New York licensed bonding company.

         f) Payroll Taxes

            As of December 31, 1997 and June 30, 1997, NY and MD owe approximately $2,186,484 and $1,634,614, respectively, of payroll taxes and related estimated interest and penalties. Although as of December 31, 1997 NY and MD have not entered into any formal repayment agreements with the respective tax authorities, they have been making payments based on oral agreements.

         h) Mechanic's liens

            As of June 30, 1997, three actions to foreclose upon mechanics liens filed during the fiscal year were commenced. Such actions seek relief in the amount of $3,278,775. As of December 31, 1997, additional mechanic's liens were filed, bringing the total relief sought to $16,919,542.

            The mechanic's liens have been filed in relation to work completed and billed. As such, these amounts are included in contracts and retainage receivable. Based upon the assessment of management and legal counsel, the Company has recorded on allowance for doubtful account to adjust the receivables to their estimated realizable amount.

         i) Legal proceedings

            The Company's subsidiaries are parties to various claims and legal proceedings incidental to its business. In management's opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial statements of the Company taken as a whole.

         j) Claims

            The Company elected not to recognize any portion of the revenue associated with any contract claims until the amounts recoverable can be accurately estimated. Claims are amounts in excess of the agreed contract price which the Company seeks to collect for customer caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved.

NOTE 8 - RELATED PARTY TRANSACTIONS

         a) Due to related parties

            As of March 31, 1998 and June 30, 1997, the total due to officer and related parties, amounting to $152,376 and $166,540, respectively represents advances made by the President of the Company and affiliated entities which bear no interest and are due on demand.

         b) Due from related parties

            As of March 31, 1998, the Company has advanced funds to its President and certain affiliates. These advances are non-interest bearing and are due on demand. As of March 31, 1998, such advances amounted to $492,411.

         c) Purchase of material and labor

            For the nine months ended March 31, 1998 and 1997, NY paid $0 and $33,500, respectively, to MD for certain materials and labor necessary to perform steel erection services.

         d) Rent expense

            Included in general and administrative expenses is rent expense paid pursuant to a signed lease agreement with a Company owned by the Company's majority stockholder. Such rent amounted to $28,267 and $60,000 for the three months ended March 31, 1998 and 1997, respectively. As of March 31, 1998, $88,400 of rent is prepaid (see
            Note 5(f)(i)) and is included as a reduction of equity.

NOTE 9 - SUBSEQUENT EVENTS

         a) During April 1998, NY redeemed its certificate of deposit of approximately $222,000, repaying a loan of approximately $147,000 on behalf of the Company. The balance of the funds were deposited into NY's operating account.

         b) On May 12, 1998, the Company executed a letter of intent to sell all of its holdings in NY to Amalgamated Resources Management S.A. ("ARM") for an aggregate of $10,220,000. This sale shall occur simultaneously with the closing of NY's acquisition of 51% of the common stock of First Anglo-Swiss Holdings, Inc. ("FAS") in exchange for 510,000 shares of NY's common stock. The acquisition is contingent upon approval by the Boards of Directors and Stockholders of both companies as well as consummation of the ninety day due diligence, contract drafting, and auditing processes. The acquisition is also contingent upon FAS' consummation of acquisitions of certain other companies and assets and the completion of an audit of FAS' (and its subsidiaries') financial statements within ninety days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         The Private Securities Litigation Reform Act of 1995 ("Act") provides a safe harbor for forward-looking information made on behalf of NY. All statements, other than statements of historical facts, which address NY's expectation of sources of capital or which express NY's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. Forward-looking statements made by NY are based on knowledge of the environment in which it operates; however, because of the factors previously listed, as well as other factors beyond the control of NY, actual results may differ materially from the expectations expressed in the forward-looking statements.

General

         USABG Corp. (the "Company") was incorporated on September 12, 1988, in the State of Delaware, as Colonial Capital Corp. The Company's current name was established via the filing, in January 1998, of an amendment to its Certificate of Incorporation. The Company currently owns 48.46% of the outstanding shares of USA Bridge Construction of N.Y., Inc. ("NY"), 100% of the outstanding shares of common stock of Worldwide Construction Limited ("Worldwide"), and Royal Steel Services, Inc. ("Royal Steel"). These three subsidiaries are the only ones through which the Company currently operates. Two additional subsidiaries of the Company (each a wholly-owned subsidiary), One Carnegie Court Associates, Inc. and USA Bridge Construction Corp. (Maryland) ("MD") ceased operations in August 1997 and November 1996, respectively.

         Royal Steel was formed during November 1997, in order for the Company to conduct work on its smaller base contracts. Worldwide was formed by the Company in December 1997 and is a British Virgin Islands corporation. It was formed as a holding company intended to own 80% of each of Falcon TChad SA ("Falcon") and Portshop S.A. ("Portshop"), both of which companies are registered in Chad, a country located in Central North Africa. The remaining 20% of each of Falcon and Portshop is owned by Diversified Investments Africa S.A. ("DIA"), a Luxembourg company unaffiliated with the Company. Falcon will operate as a full service transportation, forwarding, and warehousing company in the city of N'Djamena. Portshop shall stock and operate a duty free store in Chad's sole international airport. Worldwide shall operate as the liaison between Portshop and Falcon and the governmental or private entities with which Falcon and Portshop intend to contract in Chad.

         The following management's discussion and analysis for the three and nine months ended March 31, 1998 and 1997 are that of the Company's subsidiaries since the Company itself did not have any material operations of its own except for primarily stock related transactions.

         NY's operations are substantially controlled by Joseph M. Polito since he owns approximately 66% of the outstanding shares of the Company and may be considered the beneficial owner of NY. Mr. Polito is also a 100% shareholder of R.S.J.J. Realty Corp. ("RSJJ"). RSJJ leases the administrative office space to NY at a cost of $20,000 per month pursuant to a signed lease agreement which extends through December 31, 1998. Mr. Polito also has ownership interests in Waldorf Steel Fabricators, Inc. ("Waldorf") (which ceased operations on August 1, 1995), Crown Crane, Inc., and Atlas Gem Leasing, Inc. which provided services to NY for the three and nine months ended March 31, 1998 and 1997. Lastly, NY purchased from MD, certain materials and labor to perform steel erection service. For the three months ended March 31, 1998 and 1997, no such services were utilized. For the nine months ended March 31, 1998 and 1997, purchases by NY from MD amounted to $0 and $33,500, respectively. MD ceased operations during September 1996 and, accordingly, NY has since purchased its steel from unrelated parties.

         NY commenced operations in or about June 1993 to serve primarily as a general contractor for construction projects sponsored by federal, state, and local government authorities in the New York State and Metropolitan areas. Though formed to operate as a general contractor, NY has operated primarily as a subcontractor and as a prime contractor on two projects. As of March 31, 1998, NY has completed in excess of twenty-one (21) projects with an aggregate project value of approximately $40,000,000 and is currently engaged in two (2) projects with an aggregate value of approximately $10,790,150. NY plans to maintain its subcontractor presence in the steel industry; however, it intends also to focus on obtaining projects as a general contractor.

         In December 1996, NY obtained a commitment for a Surety Bond Line of Credit ($10,000,000 single project limit) from UAGC for its general contracting projects. This commitment allows NY to pursue those general contracting projects in the public and private sectors which require Performance Bonds. To date, it has also allowed NY to obtain Performance Bonds and Labor and Material Bonds for the three subcontracting projects which have required same; the EkleCo., Grand Central Terminal, and Korean Mission projects. However, since New York State and City agencies require bonds from bonding companies licensed by the State of New York and UAGC is not a New York licensed bonding company, NY has been unable to bid as a general contractor on projects for New York State and City agencies. NY has approached several New York licensed bonding companies, but as of the date hereof, has not been approved by any company to receive bonding.

         Though NY does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, NY may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects and revenue recognition policies. For the year ended June 30, 1997 and for the nine months ended March 31, 1998, NY obtained new contracts valued at approximately $1,889,000 and $20,000, respectively. NY did not obtain any material new contracts for the nine months ended March 31, 1998 because it did not provide the lowest bids for the projects for which it submitted same.

         NY recognizes revenue and costs for all contracts under the percentage of completion method. Cost of contract revenues includes all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revision in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts become known.

         The current asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed on respective uncompleted contracts at the end of each period. The current liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings which exceed revenues recognized on respective uncompleted contracts at the end of each period.

         An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable and the amount can be estimated. NY has elected not to recognize any portion of the revenue associated with such unapproved change orders and claims until the amounts have been received or awarded. Claims are amounts in excess of the agreed contract price which NY seeks to collect for customer-caused delays, errors in specifications and designs, contract terminations, or change orders which are either in dispute or unapproved.

Three months ended March 31, 1998 as compared to three months ended
March 31, 1997

         Contract revenues for the three months ended March 31, 1998 and 1997 amounted to $1,969,865 and $1,915,553, respectively. This net increase, amounting to $54,312 (or approximately 3%) is partially a result of NY's backlog as of June 30, 1997, which amounted to approximately $7,900,000, and the change orders and termination of the EklecCo and Korean projects. The change orders for the three months ended March 31, 1998 amounted to approximately $175,000 for ongoing projects. During the three months ended March 31, 1998, approximately $290,000 (or 17%) of the revenue recognized during the period was collected. The remaining amounts uncollected represent retainage expected to be collected within the next one to two years or amounts which NY is attempting to collect under mechanic's liens for which actions to foreclose same have been commenced. Approximately $213,000 (or 11%) of the revenue recognized was not billed at March 31, 1998.

         During the three months ended March 31, 1998, NY did not provide the lowest bids for the projects for which it submitted bids, and thus, obtained no new contracts during that period. As of March 31, 1998, NY's backlog amounted to approximately $600,000. Backlog represents the amount of revenue NY expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements for which work has not yet begun.

         On October 14, 1997, NY filed a mechanic's lien in the amount of $13,640,767 against EklecCo (f/k/a Pyramid Company of Rockland). On October 16, 1997, in New York State Supreme Court, Rockland County, EklecCo commenced suit against NY seeking to vacate the mechanic's lien filed against same and seeking specific enforcement of the contract, declaratory relief, damages for slander of title, and approximately $500,000,000 in damages from NY for breach of contract and intentional interference with contractual relations. The lien was not vacated, however, and on February 9, 1998, EklecCo posted a bond in the amount of $14,254,730 to secure payment of NY's $13,640,747 mechanic's lien, interest, and court costs; accordingly, the court granted EklecCo's motion to discharge said lien.

         The Company's gross profit for the three months ended March 31, 1998 and 1997 amounted to 31% and 41%, respectively. The decrease in gross profit for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily a result of an overall different mix of contracts with a lower gross profit percentage and a decrease in estimated gross profit on the Louis Vuitton and Grand Central jobs resulting from high than expected remobilization costs and change orders with lower gross profits.. The overall estimated gross profit for the three months ended March 31,1998 was approximately 21% as compared to the three months ended March 31, 1997 whereby the overall estimated average gross profit was 28%. Additionally, the effect of change orders and adjustments to estimated costs, as well as the interruption and termination of certain jobs, has resulted in reductions of overall gross profit.

         Below is a summary of NY's billings and collections for the three months ended March 31, 1998:

                                   Gross contract and             Allowances for                Net contracts
                                  Retainage receivables            uncollectible                receivables
                                  ---------------------            -------------                -----------
Balances at December 31, 1997         $ 12,304,153                  $ 2,159,000                 $ 10,145,153
                                      ------------                  -----------                 ------------

Billings                                 1,481,683                            -                    1,481,683

Collections                                795,068                            -                      795,068
                                      ------------                  -----------                 ------------
Balances at March 31, 1998              12,990,768                   $2,159,000                   10,831,768
                                      ============                  ===========                 ============

         Through May 15, 1998, NY collected approximately $815,000 (or 8%) of its net contract receivables. As of March 31, 1998, $5,917,454 (or approximately 55%) of its net receivables is due from the EklecCo project. The project was to be performed in two phases. NY commenced work on Phase I during June 1996. The project was terminated in October 1997, when it was approximately 98% complete. On October 14, 1997, NY filed a mechanic's lien in the amount of $13,640,767 against EklecCo (f/k/a Pyramid Company of Rockland), for the EklecCo project.

         In addition to the EklecCo lien, NY has filed various other liens on certain other projects with net receivables amounting to approximately $1,877,214. With regards to the remaining receivables, amounting to approximately $3,018,000 (approximately $795,000 of which represents retainage that is not expected to be collected within one year), NY expects to collect approximately the remaining $2,223,000 by the end of the fiscal year ended June 30, 1999.

         As of March 31, 1998, NY was engaged in two (2) major projects (Grand Central Terminal and Louis Vuitton), with a total contract value amounting to $10,732,750 whereby the backlog associated therewith amounted to $600,000. The contract receivables associated with these ongoing projects is approximately $1,244,000. In January 1998, due to certain disputes on the Korean Mission project, NY received a contract termination letter from the general contractor thereof.

         General and administrative expenses have increased by $393,553 (or 53%) to $1,137,245 for the three months ended March 31, 1998 from $743,692 for the three months ended March 31, 1997.

         The increase in general administration costs is mainly attributable to an overall increase of NY's administrative salaries associated with the material increase in contract revenue and certain general corporate overhead.

         For the three months ended March 31, 1998, the Company recorded an estimated income tax benefit of $7,468 whereby for the three months ended March 31, 1997 the Company recorded an estimated income tax expense of $76,445.

Nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997

         Contract revenues for the nine months ended March 31, 1998 and 1997 amounted to $14,239,151 and $7,691,412, respectively. This net increase of $6,547,739 (or approximately 85%) is a direct result of NY's $7,900,000 backlog as of June 30, 1997. This backlog amount represents the contracts NY entered into during the latter part of its June 30, 1997 fiscal year. During the nine months ended March 31, 1998, NY obtained new contracts and change orders to previous contracts aggregated approximately $2,608,000. Revenues for the nine months ended March 31, 1998 increased 85% as compared to the nine months ended March 31, 1997.

         As of March 31, 1998, NY's backlog amounted to approximately $600,000. Backlog represents the amount of revenue NY expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements for which work has not yet commenced. NY's gross profit for the nine months ended March 31, 1998 and 1997 amounted to 21% and 31%, respectively, a decrease of 10%.

         Below is a summary of NY's billings and collections for the nine months ended March 31, 1998:

                                   Gross contract and             Allowances for                Net contracts
                                  Retainage receivables            uncollectible                receivables
                                  ---------------------            -------------                -----------
Balances at June 30, 1997             $ 11,249,297                   $ 2,287,000               $ 8,962,297
                                      ------------                   -----------               -----------

Billings                                14,489,359                             -                14,489,359

Collections                             12,747,888                       128,000                12,619,888
                                      ------------                   -----------               -----------
Balances at March 31, 1998              12,990,768                    $2,159,000                10,831,768
                                      ============                   ===========               ===========

         As of March 31, 1998, NY collected $128,000 of its allowance to reserve for the uncollectibility of certain receivables for which mechanic's liens were filed.

         General and administrative expenses have increased by $274,718 (or 12%) to $2,585,647 for the nine months ended March 31, 1998 from $2,310,929 for the nine months ended March 31, 1997. The increase in general administration costs is mainly attributable to an overall increase in NY's administrative salaries associated with the material amount of increase in contract revenue and the Company's stock-based compensation expenses.

Liquidity and Capital Resources

         Of the $10,800,000 of net contract and retainage receivables as of March 31, 1998 through May 15, 1998, NY has collected approximately $815,000 or 8%. The timing of the collectibility of $7,866,448, which represents the amount of receivables (net of allowances) associated with mechanic's liens placed by NY on certain jobs, cannot be determined by NY due to the surrounding circumstances and the legal process associated in collecting funds whereby a lien has been placed on a project. The remainder of the receivables is expected to be collected by the end of the first quarter of fiscal 1998 - 99.

         As a result of the slow collection process associated with the above circumstances, the Company was unable to pay its payroll tax obligations and rent on a timely basis. Upon the collection or settlement of a major portion of contracts receivable, the Company's first priority is to pay down its payroll tax obligations as much as possible. The accrued and unpaid rent has been settled by NY with NY issuing stock to its landlord, RSJJ. Although the lack of no new contracts has an effect on revenues and net income the Company is confident that based on its bidding process, it will obtain new contracts. Based on the Company's backlog at December 31, 1997, amounting to approximately
$600,000 and its vigorous attempts to collect a portion of its contract receivables, as well as the progress on the EklecCo lien, the Company expects to generate sufficient cash flow to satisfy its cash requirements during the next twelve months.

         Net cash provided by operating activities amounted to $111,694 for the nine months ended March 31, 1998. The major components of such provision of cash was directly attributed to the Company's loss amounting to $275,211 and increases in accounts receivables net of increases of its payroll taxes payable and accrued expenses. For the nine months ended March 31, 1997, the net cash used for operating activities amounted to $140,741 which were principally attributable to increases in account receivables, decreases in costs and estimated earnings in excess of billings on uncompleted contracts, and increases in accounts payable.

         With regards to investing activities, the Company used $96,058 of cash for the nine months ended March 31, 1998 for the acquisition of fixed assets, primarily in regard to Worldwide activity, and an increase in the value of restricted cash.

         The Company used $59,682 in cash from financing activities for the nine months ended March 31, 1998. Such cash was used primarily by advances to affiliates and officers, and payments on long-term obligations, net of new borrowings.

         As of March 31, 1998, the Company owes approximately $2,186,000 of payroll taxes and related estimated penalties and interest. Although as of March 31, 1998, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been making payments to same based on oral arrangements negotiated therewith.

         In November 1997, NY entered into an agreement with the Iron Workers Locals 40, 361, and 417 Joint Security Funds (the "Union") in order to liquidate $1,750,000 owed for unpaid union dues and benefits. NY agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, NY assigned its retainage receivable from the EklecCo project as well as $1,750,000 of NY's related mechanic's lien (which was discharged on the lien-debtor's payment of a bond with the court). Upon the distribution of any funds under such bond, the Union will be repaid any balance it is owed, in full, and NY shall receive the remainder thereof. NY will receive credit for any payments received by the Union related to the assigned portion of the bond.

         During December 1997, the Company authorized the issuance of 250,000 shares of its common stock pursuant to its Senior Management Incentive Plan. Of the 250,000 shares, 150,000 were issued to the Company's President, and 25,000 each to the Company's Secretary and Treasurer. These shares vest 50% on June 1, 1998 and 50% on January 1, 1999. The remaining 50,000 shares were issued to consultants to the Company and vest immediately. The Company also authorized the filing of an amended Form S-8 Registration Statement filed during February 1997 to reflect the increase to 2,000,000 shares which may be issued under the plan and the registration of the above shares. In connection with such issuance, the Company recorded compensation and consulting expense amounting to $115,000 which is based on the average closing bid price of $0.92 share for the third quarter of the Company's fiscal year, with a 50% discount due to the restricted nature of the stock. The above shares which do not vest immediately have been recorded as deferred compensation and are being amortized over the vesting period.

         During December 1997, NY authorized the issuance of 290,000 shares of its common stock during the third quarter of its fiscal year pursuant to its Senior Management Incentive Plan. Of the 290,000 shares, 150,000 were issued to the NY's President, 70,000 to NY's Secretary, and 70,000 to NY's Treasurer. These shares vest 50% on June 1, 1998 and 50% on January 1, 1999. NY also authorized the issuance of 50,000 shares to employees and consultants of NY which vest immediately. NY authorized the filing of an amended Form S-8 Registration Statement to reflect the increase to 1,000,000 shares the shares which may be issued under the plan and the registration of the above shares. In connection with such issuance, NY recorded compensation and consulting expense amounting to approximately $255,000 which is based on the average closing bid price of $1.50 per share for the month of March 1998, with a 50% discount due to the restricted nature of the stock. The above shares which do not vest immediately have been recorded as deferred compensation and are being amortized over the vesting period.

During December 1997, NY agreed to issue 106,667 shares of its common stock to the Company as consideration to the Company for issuing 192,000 shares of its own common stock to RSJJ in consideration for payment in full of the rent due by NY to RSJJ for the period from January 1, 1998 to December 31, 1998. The value of the shares issued by NY are recorded at their estimated market value at the date of issuance of $2.12 per share, with a 50% discount due to the restricted nature of the stock. The value of the shares issued by the Company are recorded at their estimated market value at date of issuance ($1.06 per share) with a 50% discount due to the restricted nature of the stock.

         During January 1998, the Company raised a net of $393,000 after expenses and a 10% commission, in connection with a private placement, to fund the Worldwide operations, from the sale of $450,000 of convertible debentures. Such debentures are due January 30, 2000 with interest accruing at 8% per annum. Holders of the debentures are entitled to convert the entire face of the debentures plus accrued interest, at the lesser of a) 100% of the 5-day average closing bid price, for the 5 trading days immediately preceding the closing date of the offering (February 3, 1998) or b) 75% of the 5-day average closing bid price for the 5 trading days immediately preceding the date of conversion. The Company agreed to file a Registration Statement covering the shares of common stock to be issued upon conversion of the debentures, and if not declared effective within 90 days following the closing of the offering, then there shall be a decrease of the conversion ratios by 2.5% per 30 day period or portion thereof pro rata, until the Registration Statement has been declared effective. In addition, the purchasers of the debentures received warrants to purchase an aggregate of 100,000 shares of common stock, 50,000 shares at an exercise price of $1.125 per share and 50,000 shares at $1.41 per share.

         On May 12, 1998, the Company, NY and the Company's President entered into an agreement with First Anglo Swiss Holding, Inc. ("FAS") whereby NY would issue 510,000 shares of common stock for 2,550,000 or 51% of FAS' outstanding shares of common stock.

Simultaneously, with the closing, the Company agrees to sell 1,350,000 shares of NY's common stock to Amalgamated Resources Management S.A. ("Amalgamated") for $10,220,000. In addition, at the closing at the acquisition, the holders of FAS' preferred stock shall exchange all of their shares of the preferred stock of FAS for shares of a series of preferred stock of NY with the same rights and
preferences  as  the  shares  of  FAS'   preferred   stock  except  for  certain
limitations.

                                     PART II

Item 1.  Legal Proceedings

         In April 1995, NY commenced an Article 78 proceeding in the Supreme Court of the State of New York, County of New York, against the Commissioners of the State Insurance Fund and the State Insurance Fund. In December 1995, in the United States District Court, Southern District of New York, the Commissioners of the State Insurance Fund for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, NY (f/k/a Metro Steel Structures, Ltd.), One Carnegie, and others. See the Company's and NY's Forms 10-QSB for the quarters ended December 31, 1997 and September 30, 1997 for more information concerning this matter. These actions settled in April 1998 for $750,000.

         On February 25, 1997, in New York State Supreme Court, Kings County, NY and Metro Steel Structures, Ltd. commenced suit against Perini Corporation, Metropolitan Transportation Authority, New York City Transportation Authority, and Fidelity and Deposit Company of Maryland. This action is in the discovery phase. See the Company's and NY's Forms 10-QSB for the quarters ended December 31, 1997 and September 30, 1997 for more information concerning this matter.

         On February 26, 1997, in New York State Supreme Court, Queens County, NY, Metro Steel Structures, Ltd., and McKay Enterprises, Inc. commenced suit against Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland. This action is in the discovery phase. See the Company's and NY's Forms 10-QSB for the quarters ended December 31, 1997 and September 30, 1997 for more information concerning this matter.

         On February 7, 1997, in New York State Supreme Court, Kings County, Perini Corporation commenced an action against NY and Metro Steel Structures, Ltd. This action is in the discovery phase. See the Company's and NY's Forms 10-QSB for the quarters ended December 31, 1997 and September 30, 1997 for more information concerning this matter.

         On or about May 13, 1997, in the New York Supreme Court, Suffolk County, NY commenced suit against Kiska Construction, the State of New York, acting through the New York State Comptroller, the New York State Department of Transportation, and the Seaboard Surety Company. This action is in the discovery phase. See the Company's and NY's Forms 10-QSB for the quarters ended December 31, 1997 and September 30, 1997 for more information concerning this matter.

         On October 14, 1997, NY filed a mechanic's lien in the amount of $13,640,767 against EklecCo (f/k/a Pyramid Company of Rockland). On October 16, 1997, in New York State Supreme Court, Rockland County, EklecCo commenced suit against NY. On February 9, 1998, the plaintiff posted a bond in the amount of $14,254,730 to secure payment of NY's $13,640,747 mechanic's lien, interest, and court costs; accordingly, the court granted the plaintiff's motion to discharge said lien. The court further ordered that discovery be expedited in this matter. This action is in the discovery phase. See the Company's and NY's Forms 10-QSB for the quarters ended December 31, 1997 and September 30, 1997 for more information concerning this matter.

ITEM 2.  Changes In Securities And Use Of Proceeds:  None

ITEM 3.  Defaults Upon Senior Securities:   None

ITEM 4. Submission Of Matters To A Vote Of Security Holders: None, except as reported in the Company's Form 10-QSB for the quarter ended
         December 31, 1997.

ITEM 5.  Other Information:         None

ITEM 6.  Exhibits And Reports On Form 8-K:

         In January 1998, the Company filed a Form 8-K, dated January 22, 1998, wherein it reported the results of its annual meeting held on January 7, 1998. In February 1998, the Company filed a Form 8-K, dated February 12, 1998, wherein it reported the resignation of Philip Nielson as a Director and the election of Ronald Murphy as a Director.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of May 1998.


                                            USABG Corp.



                                            By:      /s/ Joseph M. Polito
                                                  -----------------------------
                                                  Joseph M. Polito, President


                                                     /s/ Steven J. Polito
                                                  -----------------------------
                                                  Steven J. Polito, Treasurer