Form 10KSB
period 1998-06-30
USABG CORP
filed 1999-01-13
CIK 846464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                                       OR

           []TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-28140

                                   USABG CORP.
                                   -----------
             (Exact name of registrant as specified in its charter)

           Delaware                                           11-2974406
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                            Identification No.

53-09 97th Place, Corona, New York                             11368
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (7l8) 699-0100
                                 --------------
                (Issuer's telephone number, including area code)

        SECURITIES registered pursuant to Section 12(b) of the Act: NONE

           SECURITIES registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ].

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         The Issuer's revenues for its fiscal year ended June 30, 1998 were $17,062,873.

         The aggregate market value of the voting stock on November 30, 1998 (consisting of Common Stock, $.001 par value per share) held by non-affiliates was $36,093 based upon the average closing bid price for such Common Stock on said date $.0625, as reported by a market maker. On such date, there were 1,961,037 shares of Registrant's Common Stock outstanding.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of outstanding shares of each of the Issuer's classes of common equity, as of the latest practicable date (January 7, 1999):
1,961,037.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

History

         USABG Corp. ("the Company") was incorporated on September 12, 1988, in the State of Delaware, as Colonial Capital Corp., and changed its name to USABG Corp. in January 1998. The Company is the parent of USA Bridge Construction of N.Y., Inc. ("NY") and owns 100% of the outstanding shares of common stock of Royal Steel Services, Inc. and 100% of the outstanding shares of common stock of Worldwide Construction Limited ("Worldwide"). These three subsidiaries are the only ones through which the Company operates. Two additional wholly-owned subsidiaries of the Company - One Carnegie Court Associates, Inc. ("One Carnegie") and USA Bridge Construction Corp. (Maryland) ("MD") - ceased operations in August 1997 and November 1996, respectively, though neither company has been formally dissolved. Unless the context requires otherwise, all references to the Company include its subsidiaries.

         Until its acquisitions ("the Acquisitions") of both NY and One Carnegie, consummated on April 25, 1994, the Company was a development stage company. Its only operations involved searching for possible business acquisitions. Pursuant to the Acquisitions, the Company issued an aggregate of 3,540,000 shares of its Common Stock, par value $.001 per share ("the Common Stock"), to the stockholders of NY and One Carnegie - (2,820,000 to the stockholders of NY and 720,000 to the stockholders of One Carnegie) - in exchange for all of said stockholders' issued and outstanding shares. Joseph Polito, the principal stockholder of NY and the sole stockholder of One Carnegie, received, in exchange for his shares of NY and One Carnegie common stock, 2,380,000 and 720,000 shares, respectively, of the Company's Common Stock. The Acquisitions were accounted for as "recapitalizations." Accordingly, both NY and One Carnegie became subsidiaries of the Company.

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

         On August 3, 1998, after shareholder approval obtained at the Company's special meeting of July 29, 1998, the Company effected a one-for-four reverse split (1 for 4) of its outstanding shares of Common Stock.

Business of USA Bridge Construction of N.Y., Inc.

         The Company commenced operations through NY, a 56% owned subsidiary, on or about June 1993. NY was formed to serve primarily as a general contractor for construction projects sponsored by federal, state, and local government authorities in the New York State and Metropolitan areas; however, it operated initially only as a subcontractor as it needed financing to enable it to obtain bonding which is required for all municipal projects. To date, NY has provided steel erection for building, roadway, and bridge repair projects for general contractors who have been engaged by private and municipal/governmental customers. As of June 30, 1998, NY completed in excess of twenty-one (21) projects with an aggregate project value in excess of $40,000,000 and is currently engaged in two (2) projects which will be completed between January and February 1999 with an aggregate value of approximately $11,600,000 inclusive of change orders. While NY plans to maintain its subcontractor presence in the steel industry, it intends also to focus on obtaining projects as a general contractor. During the fiscal year ended June 30, 1998, NY acted as a prime contractor which has the same characteristics as a general contractor for one of its projects.

Company's Ability to Continue as a Going Concern

         As a result of the Company's net loss of $2,343,482 and $875,238 for the fiscal year ended June 30, 1998 and 1997, respectively, a working capital deficiency of $4,327,344 and backlog balance of $1,051,119 as of June 30, 1998, substantial doubt exists about the Company's ability to continue as a going concern. As of June 30, 1998, the Company owes approximately $2,616,742 of payroll taxes and related penalty and interest. Certain taxing authorities have filed liens against the Company as a result of such unpaid taxes. In order to mitigate these uncertainties, the Company is aggressively pursuing in trying to obtain additional contracts in order to mitigate its low backlog and vigorously attempting to settle disputes in connection with mechanics' liens placed on certain projects in order to collect its receivables. However, there can be no assurance that it will be able to obtain additional contracts and settle its disputes and generate substantial revenue.

Construction Projects

         In May 1996, NY entered a subcontracting agreement with Lehrer McGovern Bovis, Inc. (general contractor) for the terminal restoration of the Grand Central Terminal owned by Metro-North Commuter Railroad. The contract is valued at $5,365,144 including change orders and as of June 30, 1998 is approximately 92% complete. Such contract is expected to be completed between January and February 1999.

         In July 1996, NY entered into a contract with Tishman Construction Corporation of New York (construction manager) amounting to $6,235,750 including change orders, to perform steel erection services on the Louis Vuitton Office Tower owned by Starre Realty and located on East

57th Street in New York, New York. As of June 30, 1998, the project was 93% complete and it is expected to be completed between January and February 1999.

         In May 1998, NY's bid on a project to build a medical building in Queens, New York was accepted by the developer thereof, 47-01 Queens Blvd. Realty Corp. NY shall act as general contractor for the project as well as a subcontractor providing structural steel fabrication and erection therefor. The project is valued at approximately $2.4 million. In addition, NY has been given the exclusive right to perform the interior tenant work on the medical building which is valued at approximately $3 million. As of January 7, 1999, such contract is still postponed and no commencement date has been determined.

African Operations

         Worldwide was formed in December 1997 in the British Virgin Islands as a holding company which owns 80% of each of Falcon TChad S.A. ("Falcon") and Portshop S.A. ("Portshop"), both of which companies were incorporated in Chad, a country located in North Central Africa. Chad is a country with abundant natural resources such as cattle, cotton, limestone and crude oil. The remaining 20% of each of Falcon and Portshop is owned by Diversified Investments Africa S.A. ("DIA"), a Luxembourg company unaffiliated with the Company. Falcon and Portshop were jointly formed by Worldwide and DIA, both of which received their shares in the companies as founders thereof and as facilitators of the relationships between Falcon and Portshop and the entities with which Falcon and Portshop intend to do business in Chad; accordingly, no cash consideration was paid to either of Falcon or Portshop by Worldwide or DIA. DIA facilitated the commencement of the Chadian operation for both companies by acting as a liaison with the Chadian government and by developing business contacts and operations in Chad. Falcon will operate as a full service transportation, forwarding, customs clearance and warehousing company in the city of N'Djamena. Portshop shall stock and operate a duty free store in Chad's sole international airport. Worldwide shall operate as the liaison between Portshop, Falcon and the governmental or private entities with which these companies intend to contract in Chad.

         In January 1998, Falcon purchased 16 transport vehicles and a communications system. It is engaged in discussions with the Chadian governmental authorities regarding the transportation of cotton, the country's main export, though no agreement with respect to same has been executed. In addition, Falcon has commenced discussions with several large foreign corporations in order to provide their trucking needs.

         During May 1998, Falcon executed a contract with ELF Oil TChad S.A., a French oil company for whom Falcon has agreed to transport diesel fuel and gasoline for a period of three years. Trucks and ancillary equipment were cleared from the port in Cameroon and arrived at the frontier in Chad in late September 1998. After customs and duty procedures, the vehicles commenced hauling contracts with Coca Cola Chad and other commercial and industrial enterprises. Due to the extended rainy season, passage into Cameroon and Chad has been delayed.

         In June 1998, Falcon and Total Chad, a French company registered in Chad, executed a letter of intent for the transportation of fuel from Limbe, Cameroon to N'Djamena, Chad. The contract is expected to commence in the first quarter of 1999. Efforts are underway to sign contracts with operators of Chad's sugar industry and Nestle for the movement of products and with other importers in Chad and Cameroon. A third oil company has approached Falcon Tchad regarding transport of oil products to depots in Chad. The Company is reviewing its equipment requirements in order to expand capabilities for the movement of petroleum products as well as other freight items.

Other Subsidiaries

         Royal Steel Services, Inc. was formed by the Company in November 1997 to undertake steel erection projects which carry a considerably smaller dollar value than those which NY undertakes.

         The following table lists, as of June 30, 1998, (i) all companies in which Joseph Polito is either an Officer, Director, or principal shareholder; and (ii) the activities engaged in by such companies with the Company or any of its subsidiaries:

                        Year                         J. Polito's       Activities with the             Place of
Name (1)                of Inc.     Title            Ownership (%)     Company and NY                  Business
--------                -------     -----            -------------     --------------                  --------
USABG Corp. (2)         1988        Pres./Director      66.3%          Parent company                  Queens, NY

R.S.J.J. Realty         1983        Pres./Director       100%          Leases the offices and storage  Queens, NY
Corp. (3)                                                              space to the Company and NY

Crown Crane, Ltd.       1988             --               50%          Supplies cranes to NY for the   Brooklyn, NY
(3)                                                                    use in the erection of steel

Atlas Gem Leasing,      1986        Pres./Director       100%          Supplies welding machines       Queens, NY
Inc. (3)                                                               and compressors to NY

Atlas Gem Erectors      1986        Pres./Director       100%          Sold certain construction       No office
Co., Inc. (3)                                                          contracts to NY; ceased
                                                                       operations 9/94.
USA Bridge              1990        Pres./Director      56.3%          Provides steel erection for     Queens, NY
Construction of                                                        buildings, roadway, and
N.Y., Inc. (3)(4)                                                      bridge repair projects

Royal Steel Services,   1997             --              100%          Formed to provide steel         Queens, NY
Inc. (5)                                                               erection for projects smaller
                                                                       than NY's projects
Worldwide               1997             --              100%          Parent company of Falcon        Chad, Africa
Construction                                                           TChad S.A. and Portshop S.A.
Limited (6)

------------------

(1) Except as disclosed hereunder, no company listed is beneficially owned by another entity, nor does any company have any subsidiaries.
(2)      Incorporated in the State of Delaware.
(3)      Incorporated in the State of New York.
(4) Joseph M. Polito, through his ownership of approximately 66.3% of the outstanding shares of the Company's Common Stock, may be deemed the beneficial owner of the shares of NY common stock owned by the Company.
(5) Incorporated in the State of New York. Joseph M. Polito, through his ownership of approximately 66.3% of the outstanding shares of the Company's Common Stock, may be deemed the beneficial owner of the shares of Royal Steel common stock owned by the Company.
(6) Incorporated in the British Virgin Islands in December 1997. Worldwide is a wholly-owned subsidiary of the Company and the parent company of Falcon and Portshop, two companies registered under the laws of Chad and authorized to operate therein in November 1997. Joseph M. Polito, through his ownership of approximately 66.3% of the outstanding shares of the Company's Common Stock, may be deemed the beneficial owner of the shares of Worldwide common stock owned by the Company.

         Prior to leasing equipment from Crown Crane, Ltd. ("Crown") or Atlas Gem Leasing, Inc. ("AGLI"), NY compares the costs thereof to those costs it might otherwise incur from like companies. NY will transact business with Crown and AGLI only on terms which may be considered similar to the terms it might achieve elsewhere. In connection with such transactions, the audit committee of NY's Board of Directors intends to exercise reasonable judgment and take such steps as it deems necessary to resolve any specific conflict of interest which may occur and will determine what, if any, specific measures, such as retention of an independent advisor, independent counsel, or special committee, may be necessary or appropriate. The fact that Joseph M. Polito is an Officer, Director, and principal shareholder in other companies, including those that transact business with NY and the Company, opens the potential that there may be conflicts of interest in decisions made by Mr. Polito, which decisions may compromise his fiduciary duty to the Company. Any remedy under state law, in the event such circumstances arise, most likely would be prohibitively expensive and time consuming.


The Contract Process; Bidding

         NY obtains its projects primarily through the process of competitive bidding. In order to be fully apprised of bid solicitations, NY (i) subscribes to bid reporting services; (ii) monitors trade journals including Engineering Record News, Dodge Report, and Brown's Letter, Inc.; (iii) monitors daily newspapers and real estate publications; (iv) utilizes membership and networking in affiliated organizations including Allied Building Trades; (v) maintains contracts with developers and other general contractors; and (vi) requests notification from various government agencies as to bid solicitations being requested.

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

         Upon receipt by a New York City agency of notification that a bid submitted for a project has been declared the low bid, the city's procurement policy requires that the New York Finance Committee then approve all funds to be allocated to such project. During this time, if NY is the low bidder, it must provide the New York City agency with such documents as are required - including a Payment and Performance Bond and a Labor and Material Bond - in order to be approved to undertake the project. Once the New York City Finance Committee has cleared the allocation of funds for a project and the agency has cleared all documentation required to be submitted by the contractor, a starting date and time table is set up for the project.

         Most government contracts provide for termination of the contract at the election of the customer, although in such event, NY is generally entitled to receive a small cancellation fee. Many of NY's contracts are also subject to completion requirements with liquidated damages assessed against it if schedules are not met.

         Unlike the general contractor, the prime contractor is responsible for performance of that category alone, not the entire project. Like the general contractor, the prime contractor typically contracts directly with the owner or via the owner's construction manager acting as agent therefor; thus, unlike the subcontractor, the prime contractor is responsible exclusively to the owner.

         As general contractor, NY will be responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, NY is subject to liability associated with the failure of subcontractors to perform as required under the contract; thus, NY may require its subcontractors to furnish Performance Bonds.

         Affirmative action regulations require that NY use its best efforts to hire minority subcontractors for a portion of the project and some of these minority subcontractors may not be able to obtain such surety bonds.

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

         NY will continue attempting to bid on both private and public sector projects as a general contractor. Most of these projects, both public and private sector, require Bid Bonds and Payment and Performance Bonds. A Bid Bond is a bond issued by a bonding company which is usually in an amount equal to 10% of the bid price and which guarantees that the contractor will be able to produce such other additional documents and information required in order to commence the project including the issuance of a Performance Bond. A Performance Bond is a guarantee by a surety, customarily 100% of the value of the contract amount, that the contractor will complete the project pursuant to the terms and conditions of the contract. Most government contracts allow for termination of the contract at the election of the customer, although in such event, NY is generally entitled to receive a small cancellation fee. Both of NY's current contracts are also subject to completion requirements with liquidated damages assessed against NY if schedules are not met.

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

         In determining whether to issue a bond, surety companies perform credit checks and other due diligence disclosure requirements and investigate NY's capitalization, working capital, past performance, management's expertise, and such other factors as are discussed above. The surety companies require companies receiving bonding to maintain certain amounts of capital and liquid assets and base the amount of bonding they will issue on a formula, which is usually based on certain industry standards which take into account such factors. As a result of the Company's and NY's current financial condition, the Company and NY may be unable to obtain bonding. The surety companies also require that the bonds be personally guaranteed by Joseph Polito.

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

         In December 1996, NY obtained a commitment for a Surety Bond Line of Credit ($10,000,000 single project limit) from United American Guarantee Company, Ltd. ("UAGC") for its general contracting projects. This commitment allowed NY to pursue those general contracting projects in the public and private sectors which require performance bonds. The UAGC bonding committment ceased as a result of UAGC's filing for bankruptcy. Accordingly, the Company does not currently have any bonding. The Company's current financial condition may prevent the Company from obtaining future bonding.

         New York State and City agencies require bonds from bonding companies licensed by the State of New York. Therefore, NY may be precluded from working on certain projects if it cannot obtain bonding from a bonding company licensed by New York. This is not always an issue, however, as the requirement is sometimes waived (as in the Grand Central Terminal project) for although general contractors prefer that a subcontractor be licensed by a New York licensed bonding company, they will waive the requirement when necessary. In addition, NY may engage in joint ventures with other companies who are bonded by a New York licensed bonding company, thereby allowing it access it might otherwise not have had.

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

         The following is a list, as of June 30, 1998, of those projects in which NY is currently engaged:

                                                                                     (2) Costs
                                  Contract                                            & Est.
                                  Date/                     Costs    (1)              Profit in                  BAcklog
Contract Party/     Contract      Est.          Type of     incurred to  % of Job     Excess of    Gross         Amount at
Project Name        Amount        Completion    Contract    date         Complete     Billings     Receivables   06/30/98
------------        ------        ----------    --------    ----         --------     --------     -----------   --------
Lehrer McGovern,                  May 1996      Lump Sum      3,759,006
Bovis, Inc./          5,365,144   Jan/Feb                                  92%          68,254       1,117,178     434,846
Grand Central                     1999
Terminal
Tishman
Construction
Corp./Louis                       July 1996     Lump Sum      4,449.658
Vuitton N.A.(3)       6,235,750   Jan/Feb                                  93%          71,186         302,815     442,564
                                  1999
Total Signed                                                 $8,208,664
Contracts            11,600,894                                                        139,440       1,419,993     877,410(4)


         (1) Completion percentage is as of June 30, 1998 and is based on the percentage of costs incurred through that date to the estimated cost of the project.
         (2) "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed on respective uncompleted contracts at the end of each period. "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings which exceed revenues recognized on respective uncompleted contracts at the end of each period.

         (3) NY is prime contractor (similar to general contractor) on this project.

         (4) Does not include backlog balance amounting to $174,000 for miscellaneous smaller base contracts of Royal Steel.

         For the year ended June 30, 1998, the Company had three unrelated customers which accounted for approximately 61%, 14% and 17%, respectively, of total revenues. At June 30, 1998 the Company had two unrelated customers, which accounted for approximately 67% and 11% of total net contracts receivables.

Seasonality

         Though NY does not believe its business is seasonal, its operations slow during the winter months due to the decreased productivity of the workers caused by their inability to work in severe weather conditions. As a result of the foregoing, NY's costs are increased.

Suppliers; Subcontractors; Unions

         NY currently depends upon various vendors to supply spare parts, cranes, and other heavy equipment, and its ability to hire skilled workers depends upon its ability to comply with certain union agreements and contracts. NY rents cranes from Crown, a company of which Joseph M. Polito is a 50% shareholder, and rents generators and other equipment from AGLI, a company which is wholly-owned by Mr. Polito. NY believes that there are a sufficient number of vendors, so that in the event any individual or group of vendors can no longer service NY's needs, NY will be able to find other vendors at competitive prices.

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

Competition

         NY is one of the many subcontractors which erect and furnish steel for projects. All aspects of NY's business are, and will continue to be, highly competitive. NY is a subcontractor and a general contractor specializing, but not exclusively, in bridge and roadway repair and replacement as well as in fabricating and erecting steel structures for buildings. NY's competitors are numerous, and many have substantially greater marketing, financial, bonding, and human resources. When contractors seek construction contracts, they request bids from numerous subcontractors based on the various requirements of the project. These subcontractors compete primarily as to price, name recognition, and prior performance.

         The driving force behind NY's name recognition in the construction industry is the 30 plus year presence therein of Joseph Polito (and certain employees), which presence serves also to confirm NY's prior performance. In addition, regarding prior performance, while NY has operated only since 1993, AGLI, a former steel erector subcontractor or prime contractor for private and governmental construction projects owned by Mr. Polito, was incorporated in 1986 and operated as such until NY purchased its assets in 1993.

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

Employees

         As of June 30, 1998, the Company had three Executive Officers, two administrative assistants, one comptroller, one project estimator, and two employees in the accounting department. The number of union employees the Company utilizes depends on the number and size of projects in which NY is engaged and can range from 10-200 employees, some of whom are employed full-time and others of whom are employed part-time. These union employees are represented by the International Union of Structural Ironworkers local 40, 361 and 417; International Operating Engineers locals 14, 14B, 15, 15A, 15C, 15D, 825; and Cement Masons local 472. NY's contracts with these unions, which contracts regulate all employment issues between NY and the union employees - including pay, overtime, working conditions, vacations, benefits, etc. - expire on June 30, 1999. NY considers its relationships with the unions and its employees to be good.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company shares office space with NY (at 53-09 97th Place, Corona, New York 11368) which leases approximately 25,000 square feet of space (approximately 24,000 square feet of which is utilized for storage space) from an affiliate company, R.S.J.J. Realty Corp. ("RSJJ"). RSJJ is owned by the Company's majority stockholder and President, Joseph Polito. The lease, pursuant to which NY pays rent of $20,000 per month to RSJJ, expired during March 1998, however, it was extended through December 31, 1998. Subsequent to December 31, 1998, the Company will rent such facility from RSJJ on a month-to-month basis at a materially reduced amount. NY also leased a yard for storage material pursuant to an oral agreement with an unrelated party, which agreement required monthly payments of $3,500. During July 1998, NY settled unpaid rent amounting to approximately $87,500 as of June 30, 1998 for accrued rent through December 31, 1997 and was forgiven for any rent from January 1998 through June 1998 for $10,000. The Company believes that the terms of these leases are comparable and competitive to those terms which might have been negotiated with an unaffiliated landlord.

         In February 1998, NY agreed to issue 106,667 shares of its common stock to the Company as consideration for the Company's issuance of 48,000 shares of Common Stock to RSJJ in consideration for payment in full of the rent due by NY to RSJJ for the period from January 1, 1998 to December 31, 1998. The value of the shares issued was recorded at the value of the rent otherwise due under the lease ($240,000). The stock was issued in March 1998.

         As of May 1997, NY was in arrears in the amount of $480,000 in payments due under its lease with RSJJ. This arrearage was converted into equity as follows: NY issued 270,000 shares of common stock to the Company, for the cancellation of the debt owed to RSJJ. The Company, in turn, issued 50,000 shares of its Common Stock to Joseph Polito and 37,500 shares of its Common Stock to RSJJ. RSJJ then transferred all of such shares to RSJJ's mortgagor, which agreed to accept said shares as payment of RSJJ's outstanding mortgage.

         The Company also, through One Carnegie, formerly owned 13 acres of property in St. Charles Business Park, Waldorf, Maryland, inclusive of a 4 1/2 acre (170,000 square foot) building. In connection with the acquisition of the property and equipment, One Carnegie entered into a $3,000,000 installment loan agreement with Trinity Industries ("Trinity"), which loan was collateralized by all of the property and equipment owned by One Carnegie and personally guaranteed by Joseph Polito and Atlas Gem.

         By agreement executed March 10, 1997, One Carnegie entered into an agreement for Deed in Lieu of Foreclosure ("the Agreement") with Trinity. The transaction, which was not deemed complete and closed until August 1, 1997, was necessitated by One Carnegie's having defaulted on (i) the $3,000,000 Note (of which Trinity was the holder); and (ii) the Deed of Trust and Security Agreement which secured said Note.

         Pursuant to the Agreement, in lieu of foreclosing upon the Charles County, Maryland property owned by One Carnegie, Trinity, through its affiliate, WPI, accepted the deed to such property. As additional consideration for Trinity's entering the Agreement, One Carnegie executed a promissory note in the amount of $150,000 naming Trinity as payee. The promissory note is guaranteed by Joseph Polito and AGLI. A Bill of Sale and Assignment, providing for the conveyance of certain One Carnegie personal property in exchange for $25,000 from WPI, comprised an additional component of the Agreement. A final component of the Agreement is a Mutual Release which releases One Carnegie, Mr. Polito, AGLI, and Trinity (and all their successors and assigns) from any claims which arose prior to execution of the Agreement.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business, except for the litigation matters discussed below.

Mechanics Liens

39th Street Bridge

         This action was filed on February 26, 1997 in New York State Supreme Court, Queens County. It names NY, Metro Steel Structures, Ltd., and McKay
Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland as defendants. NY's claim for relief in this action was $844,932. This claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract regarding the rehabilitation of the 39th Street Bridge over the Long Island Rail Road and Amtrak in Queens, New York. On October 7, 1998, the Company entered into an agreement with Perini whereby the Company agreed to release and discharge in full its claims against Perini for 20% of the net amount to be recovered and collected by Perini in connection with Perini's action against the City of New York.

Robert Moses Causeway

         This action was commenced May 9, 1997, and involves money due to NY for work it performed at the Robert Moses Causeway Project. NY filed a mechanic's lien in the amount of $279,346. This claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for "extra" work regarding the rehabilitation of the Robert Moses Causeway Northbound Bridge over the State Boat Channel, in Suffolk County, New York. The action against Kiska Construction Corp. seeks foreclosure of the mechanic's lien and a judgment for the amount of $279,346 against Kiska Construction Corp. and the bonding company, Seaboard Surety Company. Currently, the Company is in the process of completing pre-trial discovery. NY intends to prosecute the action until such time as a judgment or settlement can be obtained.

Claims By Perini Corporation

         On February 7, 1997, Perini Corporation filed an action against NY and Metro Steel Structures, Ltd. in New York State Supreme Court, Kings County. Perini's claims against NY total $1,140,560 and allege defective work on the Stillwell Avenue project and upon a loss/profit agreement for both the Stillwell Avenue project and the 39th Street Bridge project. NY has counterclaimed for the amounts set forth in the above discussion of the two actions involving Perini Corporation, and its claims are based upon the same theories as those set forth above. (See above "Mechanics Liens").

Claims by and against EklecCo

         This action involves work performed by NY at the Palisades Mall in Nyack, New York. This action was commenced ins October, 1997 by EklecCo (f/k/a Pyramid Company of Rockland) seeking to vacate NY's mechanic's lien in the amount of $13,640,747, seeking judgment in the amount of $500,000,000 for violations of contract, interference of contract and punitive damages. Thereafter, NY served an answer with counterclaims seeking to foreclose on its $13,640,747 mechanic's lien, seeking a judgment in the amount of $13,640,747 relating to work performed at the project, seeking $1,420,000 in bonus money promised to NY and seeking punitive damages. NY's mechanic's lien was reinstated by the court and a bond was purchased by EklecCo and issued for the amount of the lien, plus interest. The Company is currently in the process of pre-trial discovery, which is scheduled to be completed by June 1999. NY intends to vigorously defend against EklecCo's claims as well as vigorously prosecute its claims against EklecCo.

Humphreys & Harding, Inc. Claim against NY

         NY performed the steel erection work to construct the Republic of Korea Permanent Mission to the United Nations at 335 East 45th Street, Manhattan. Humphreys & Harding commenced an action to recover $6,326,000, which includes $1,604,000 as cost to complete after NY left the job, $2,790,000 for delay and other damages, $234,000 as liquidated damages under the "time of the essence" provision to the contract and $1,698,000 for claims by other subcontractors for delay. NY has commenced a separate action for $1,878,872 representing extras and retainage due, $1,488,775 on the mechanic's lien, and $667,000 and $92,500 for interference with contracts of Wheeling Corrugated and Canam Steel.

Claim Against and By State Insurance Fund

         In December 1995, the Commissioners of the State Insurance Fund of New York for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, NY, Metro Steel Structures, Ltd. (now known as NY), One Carnegie, and others in the US District Court for the Southern District of New York, alleging that certain workers' compensation insurance policies obtained for various insured defendants were obtained fraudulently and that the defendant corporations failed to pay the appropriate premiums. The claims against NY, amounting to approximately $3,000,000, are limited to a policy covering the period April 29, 1993 through December 1994. NY, Messrs. Polito, and all other defendants are defending against this action and believe that State Insurance Fund's legitimate claims should not exceed $300,000.

         A settlement conference was requested by plaintiff's counsel and the parties have met on several occasions to discuss settlement. Plaintiff's counsel requested that the defendant submit documentary evidence to support its position and the same has now been furnished to plaintiff's counsel. This submission supports defendant's contention that its liability for premiums should not exceed three hundred thousand dollars. Active negotiations are in their final stages and plaintiff's counsel is in the process of drafting final settlement documents. NY believes this matter will likely be settled with a modest cash payment to be made to the plaintiff (less than $60,000.00) on the signing of settlement documents. Any additional payments would involve assignments of portions of current accounts receivable, to be due and payable only when received and any balances then remaining would be payable at the end of five years. It is expected that based upon current negotiations a final settlement of all the terms and conditions will be in place by the end of this year but until all settlement documents are formally and finally executed, no assurances may be made.

Subpoena by the Securities and Exchange Commission and Grand Jury Subpoena

         The company effected an underwritten initial public offering of its securities in August 1996 (the "IPO"). In January 1998, as part of an inquiry into the activities of a principal underwriter of the IPO, an Order of Private Investigation was issued by the Securities and

Exchange Commission ("SEC") relating to such underwriter and three companies, including the Company, in which the underwriter had acted as principal underwriter and in which NY was subpoenaed by the SEC to produce certain records. The company and its officers and directors have fully cooperated with the SEC and there have been no additional inquiries from the SEC. At this juncture, the inquiry is too preliminary to form any judgments or assessments regarding any possible liability of the Company or of NY.

         In September 1998, the Company received a Grand Jury Subpoena Duces Tecum from the United States District Court for the Eastern District of New York and a search warrant for the records of NY and the Company and any affiliated companies as well as those of Joseph Polito. The Company believes that the Grand Jury investigation is in connection with an investigation of the underwriter pending in the United States District Court for the Southern District of New York. Grand Jury investigations can result in a range of actions from a finding of no true bill to indictments and prosecutions for any number of federal offenses. Criminal prosecutions can result in a wide range of penalties, including probation, imprisonment, fines, restitution and forfeiture of assets depending upon the specific type and severity of the offense. In view of the fact that this investigation appears to be in its initial stage, at this juncture the investigation is too preliminary to assert any judgment or assessments regarding any possible liability of the Company and NY.

Debenture Litigation

         Black Sea Investments, Inc., the holder of a debenture in the principal amount of $250,000 purchased in February 1998, commenced a single count claim upon the debenture on September 10, 1998 in the United States District Court, Northern District of Texas. The Company filed a motion to dismiss on grounds of improper venue and forum non-conveniens. The Plaintiff has opposed the motion; however, no hearing date has yet been set. The outcome of the motion is uncertain. The Company has not yet been required to file an answer to the primary claim at issue and the Company has not yet conducted sufficient investigation or discovery to determine whether there are any defenses which are likely to defeat the action.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 3, 1998, after shareholder approval obtained at the Company's special meeting of July 29, 1998, the Company effected a reverse split (1 for 4) of its outstanding shares of Common Stock.

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

         Calendar Quarter                                Prices
               Ended                        Low                        High
               -----                        ---                        ----

                1997

         01/01/97 - 03/31/97                  1                         2 3/8
         04/01/97 - 06/30/97                  1                         2 1/8
         07/01/97 - 09/30/97                 15/16                      1 7/16
         10/01/97 - 12/31/97                  7/8                       1 1/2

                1998

         01/01/98 - 03/31/98                  5/8                       1 1/4
         04/01/98 - 06/30/98                15/16                       1
         07/01/98 - 09/30/98                 1/16                         7/16
         10/01/98 - 11/30/98                 1/16                         1/16



         As of December 15, 1998, there were 135 registered holders of record of the Company's Common Stock, $.001 par value, which number, determined by the Company's stockholder records, does not include beneficial owners of the Common Stock whose shares are held in names of various security holders, dealers, and clearing agencies. The Company believes there are in excess of 500 such beneficial holders of the Common Stock.

         Effective November 30, 1998, the Company's Common Stock was delisted for failure to meet the maintenance criteria and trading ceased in the Company's Common Stock. The Nasdaq delisting panel was of the opinion that the Company failed to present a plan which would enable it to comply with the bid price, market value of public float and filing requirements within a reasonable period of time and to sustain compliance with all requirements for continued listing on The Nasdaq Small Cap Market over the long term. The Common Stock is currently listed on the "pink sheets" and the Company intends to resume trading of its Common Stock and to reapply to the OTC Bulletin Board for listing after filing its 10-KSB for the year ended June 30, 1998 ("Fiscal 1998") and 10-QSB for the period ended September 30, 1998.

         The Company has paid no dividends for the last two fiscal years or in the first quarter of fiscal 1998; nor does it have any present plan to pay such dividends. Payment of future dividends will be determined from time to time by the Company's Board of Directors based upon its future earnings, if any, financial condition, capital requirements, and other factors. The Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UPDATE)

Safe Harbor  Statement  Under the Private  Securities  Litigation  Reform Act of
1995.

         Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products, pricing and acceptance of the Company's products.

General

         The Company was incorporated on September 12, 1988 in the State of Delaware, as Colonial Capital Corp. The Company changed to its current name in January 1998. The Company is the parent of NY and owns 100% of the outstanding shares of common stock of each of Worldwide and Royal Steel Services, Inc. ("Royal Steel"). These three subsidiaries are the only ones through which the Company currently operates. Two additional subsidiaries of the Company (each wholly-owned), One Carnegie Court Associates, Inc. and USA Bridge

Construction Corp. (Maryland), ceased operations in August 1997 and November 1996 respectively.

         Royal Steel was formed in November 1997 in order for the Company to conduct work on its smaller base contracts. Worldwide was formed in December 1997 and is a British Virgin Islands corporation. It was formed as a holding company intended to own 80% of each of Falcon TCHAD SA ("Falcon") and Portshop S.A. ("Portshop"), both of which companies are registered in Chad, a country located in Central North Africa. The remaining 20% of each of Falcon and Portshop is owned by Diversified Investments Africa S.A. ("DIA"), a Luxembourg company unaffiliated with the Company. Falcon will operate as a full service transportation, forwarding, and warehousing company in the city of N'Djamena. Portshop shall stock and operate a duty free store in Chad's sole international airport. Worldwide shall operate as the liaison between Portshop and Falcon and the governmental or private entities with which Falcon and Portshop intend to contract in Chad. As of June 30, 1998, the only activity commenced in Worldwide was the purchase of trucks by Falcon and certain consulting and travel expenses incurred by Worldwide in order to establish operations in Chad.

         The following management's discussion and analysis for the years ended June 30, 1998 and 1997 is that of the Company's subsidiaries since the Company itself did not have any operations of its own except for primarily stock related transactions, interest expense and certain general corporate overhead expenses which totaled approximately $815,000 and $652,000, respectively, for the years ended June 30, 1998 and 1997.

         NY's operations are substantially controlled by Joseph M. Polito, its President, since he owns approximately 66.3% of the outstanding shares of the Company and may be considered the beneficial owner of NY. Mr. Polito is also a 100% shareholder of RSJJ. RSJJ leases the administrative office space to NY at a cost of $20,000 per month pursuant to a signed lease agreement expiring on December 31, 1998. Mr. Polito has ownership interests in Waldorf Steel Fabricators, Inc. ("Waldorf") (which ceased operations on August 1, 1995), Crown and AGLI which provided services to NY for the years ended June 30, 1998 and 1997.

         NY commenced operations in or about June 1993 to serve primarily as a general contractor for construction projects sponsored by federal, state, and local government authorities in the New York State and Metropolitan areas. Though formed to operate as a general contractor, NY has operated primarily as a subcontractor and as a prime contractor on two projects. As of June 30, 1998, NY has completed in excess of twenty-one (21) projects with an aggregate project value of approximately $40,000,000 and is currently engaged in two (2) projects with an aggregate value of approximately $11,600,000. NY plans to maintain its subcontractor presence in the steel industry; however, it intends also to focus on obtaining projects as a general contractor. As of June 30, 1998, the backlog balance on these two contracts amounted $877,000. Such contracts are expected to be completed during January and February 1999.

         In December 1996, NY obtained a commitment for a Surety Bond Line of Credit ($10,000,000 single project limit) from UAGC for its general contracting projects. This commitment allowed NY to pursue those general contracting projects in the public and private sectors which require Performance Bonds. However, since New York State and City agencies require bonds from bonding companies licensed by the State of New York and UAGC is not a New York licensed bonding company, NY has been unable to bid as a general contractor on projects for New York State and New York City agencies. NY has approached several New York licensed bonding companies, but as of the date hereof, has not been approved by any company to receive bonding. The UAGC bonding commitment ceased as a result of UAGC's filing for bankruptcy. Accordingly, the Company currently does not have any bonding.

         Though NY does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, NY may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects, and revenue recognition policies. For the years ended June 30, 1998 and 1997, NY and Royal obtained new contracts valued at approximately $806,914 and $1,113,000, respectively. NY did not obtain any material new contracts for the year ended June 30, 1998 because it did not provide the lowest bids for the projects for which it submitted same along with the loss of its bonding ability. NY continues to bid on available contracts, However, there can be no assurance that it will be able to obtain any.

         The following schedule summarizes changes in backlog on contracts during the year ended June 30, 1998. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

         Backlog balance at July 1, 1997                                       $    6,088,048
         Change orders to contracts in progress at July 1, 1997                    11,219,030
         New contracts during the year ended June 30, 1998                            806,914
                                                                               --------------
                                                                                   18,113,992
         Less: contract revenue earned during the year ended June 30, 1998         17,062,873
                                                                               --------------

         Backlog balance at June 30, 1998                                      $    1,051,119
                                                                               --------------

         The change orders for the year ended June 30, 1998 amounted to approximately $6,400,000 for EklecCo and a total of approximately $4,800,000 for the remaining projects, primarily Grand Central and Louis Vuitton. In January 1998, due to certain project disputes, NY received a contract termination letter from the general contractor for the Korean Mission project. The dispute arose from the delivery, by a subcontractor, of improperly fabricated steel to NY. As a result of the dispute, the general contractor on the project subcontracted the steel fabrication and erection to a third party in breach of its contract with NY. NY intends to seek legal redress from the steel fabricator and from the general contractor. The Company expects to complete the Grand Central and Louis Vuitton projects by February 1999. After such completion, the Company's only project will be the smaller based projects from Royal Steel which may be deemed immaterial.

         The Company's failure to obtain new contracts could have a material impact on net revenues and income from continuing operations in the future if this trend continues. The Company's current backlog and the expected collection on liens over the next six to twelve months is not anticipated to be sufficient to meet the Company's operating needs.

         NY recognizes revenue and costs for all contracts under the percentage of completion method measured by the percentage of costs incurred to date to estimated total costs for each contract. Cost of contract revenues includes all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts became known.

         The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed on respective uncompleted contracts at the end of each period. The current liability, "billings in excess of costs and estimate earnings on uncompleted contracts," represents billings which exceed revenues recognized on respective uncompleted contracts at the end of each period.

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

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

         Contract revenues for the years ended June 30, 1998 and 1997 amounted to $17,062,873 and $15,494,447, respectively. This represents an increase of $1,568,426 (or approximately 10%). During the year ended June 30, 1998, NY obtained new contracts and change orders to previous contracts aggregated approximately $12,025,944 which have been substantially completed as of June 30, 1998.

         Below is a summary of the Company's billings and collection for the year ended June 30, 1998:

                              Gross Contract and             Allowance for             Net Contract
                              Retainable Receivable          Uncollectibles            Receivables
                              ---------------------          --------------            -----------
Balances at
June 30, 1997                      $ 11,249,297                $  2,287,000            $  8,962,297

Billings for the
year ended                           19,830,745                   2,397,082              17,433,663

Collections for the
year ended                          (15,728,515)                       --               (15,728,515)
                                   ------------                ------------            ------------

Balances at
June 30, 1998                        15,351,527                   4,684,082              10,667,445


Less: Non-current
Current Portion                      10,884,755                   2,444,174               8,400,581
                                   ------------                ------------            ------------

Current Portion                    $  4,506,772                $  2,239,908            $  2,266,864
                                   ============                ============            ============

         As of June 30, 1998, the Company increased its allowance for uncollectibles up to $4,684,082 to reserve for the potential uncollectibility of certain receivables for which mechanic's liens were filed and for the settlement of certain mechanic's liens on a certain job subsequent to year end. Through December 31,1998, NY collected approximately $1,600,000 which includes $525,000 pertaining to a mechanic's lien previously filed (before legal expenses and other costs). For the years ended June 30, 1998 and 1997, the Company had three unrelated customers, respectively, which accounted for approximately 61%, 14% and 17% and 53%, 19% and 15%, respectively, of total revenues. As of June 30, 1998, the Company had two unrelated customers which accounted for approximately 65% and 11% of total net contract and retainage receivables.

         The Company's gross profit for the years ended June 30, 1998 and 1997 amounted to 21% and 29%, respectively. The decrease in gross profit for the year ended June 30, 1998 as compared to the year ended June 30, 1997 is primarily a result of the effect of change orders and adjustments to estimated costs, as well as the interruption and termination of certain jobs.

         General and administrative expenses have increased by $481,994 (or 15%) to $3,718,482 for the year ended June 30, 1998, from $3,236,486 for the year ended June 30, 1997. The increase in general administration costs is mainly attributable to the general and administrative expenses of Worldwide which amounted to approximately $280,000 and is primarily composed of travel and consulting associated with establishing the Chadian operations. The remainder of the increase amounting to approximately $201,000 is mainly attributable to the general corporate expenses in connection with stock issued for services by the Company.

         The Company's bad debt expense amounted to $2,403,815 for the year ended June 30, 1998 as compared to $1,287,362 for the year ended June 30, 1997. The allowance for doubtful accounts at June 30, 1998 is based on a review of the Company's aging of its receivable, various mechanic's liens filed, and the settlement of previously fixed mechanic's liens. Lastly, as of June 30, 1998, the Company has classified a portion of its contracts receivables as non-current since the Company cannot reasonably estimate the timing such receivables will be collected as a result of various litigations, and the time associated with the legal process in settling such disputes.

         The Company's interest expense increased to $514,874 for the year ended June 30, 1998 as a result of the imputed interest expense associated with its convertible debentures and additional interest accrued on its newly issued notes payable in connection with unpaid union dues.

         As of June 30, 1998, the Company has recorded a non-recurring charge amounting to $300,000 associated with an estimated potential settlement with an ongoing lawsuit with the State Insurance Fund for unpaid insurance premiums for prior years.

Liquidity and Capital Resources

         The accompanying consolidated financial statement have been prepared assuming that the Company will continue as a going concern. For the years ended June 30, 1998 and 1997, the Company generated a net loss amounting to $2,343,482 and $875,238 respectively. The loss for the year ended June 30, 1998 includes a non-recurring charge of $300,000 for a potential settlement of unpaid insurance resulting from an ongoing lawsuit from the State Insurance Fund.

         Additionally, as of June 30, 1998, the Company has a working capital deficiency amounting to approximately $4,327,344. The Company has recorded certain contracts and retainages receivables as non-current as a result of pending litigations in connection with claims and pending change orders. As of June 30, 1998, the Company's backlog amounted to $1,051,119. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts and from contracts on which work has not yet begun. Lastly, as of June 30, 1998, the Company owes approximately $2,616,742 of payroll taxes and related penalties and interest. Certain taxing authorities have filed certain liens against the Company as a result of the unpaid payroll taxes.

         The Company is aggressively trying to obtain additional contracts in order to mitigate its low backlog and is vigorously attempting to settle disputes in connection with mechanic's liens placed on certain projects in order to collect its receivables and liquidate its payroll taxes; however, there can be no assurance that it will be able to obtain additional contracts and settle its disputes in a favorable and timely manner. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

         The timing of the collectibility of $8,400,581, which represents the noncurrent amount of receivables (net of allowances) associated with mechanic's liens placed by NY on certain jobs, cannot be determined by NY due to the surrounding circumstances and the legal process associated in collecting funds whereby a lien has been placed on a project.

         The allowance for doubtful accounts was increased to $4,684,082 during the year ended June 30, 1998 from $2,287,000 at June 30, 1997 to reflect the filing of mechanic's liens on certain jobs as well as a review of the aging of the accounts receivable and the settlement of certain receivables subsequent to year end. No further adjustments to the allowance have been deemed necessary by management as of June 30, 1998. As of June 30, 1998, the Company classified a portion of contracts receivables which are in dispute as non-current.

         As a result of the slow collection process associated with the above circumstances, the Company was unable to pay its payroll tax obligations and rent on a timely basis. Upon the collection or settlement of a major portion of its contacts receivable, the Company's first priority is to pay down its payroll tax obligations as much as possible. The accrued and unpaid rent has been settled by NY with NY issuing stock to its landlord, RSJJ. As of June 30, 1998, the Company owes approximately $2,616,742 of payroll taxes and related estimated penalties and interest. As of June 30, 1998 and subsequent thereto, federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although as of June 30, 1998, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make monthly payments based on available funds.

         In December 1997, NY entered into an agreement with the Iron Workers Local 40, 361 and 417 Joint Security Funds (the "Union") in order to liquidate $1,750,000 owed for unpaid union dues and benefits previously recorded as accounts payable. NY agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, NY assigned its retainage receivable from the EklecCo project as well as $1,750,000 of NY's related mechanic's lien (which was discharged on the lien-debtor's payment of a bond with the court). Upon the distribution of any funds under such bond, the Union will be repaid any balance it is owed, in full, and NY shall receive the remainder thereof. NY will receive credit for any payments received by the Union related to the assigned portion of the bond. The amount outstanding at June 30, 1998 is $1,575,000, of which $300,000 has been classified as current and $1,275,000 as non-current.

         During the two years ended June 30, 1998 and 1997, the Company issued shares for services as follows:

         (i) On June 16, 1995, pursuant to Form S-8 Registration Statement, the Company registered and issued 125,000 shares to a broker-dealer as consideration for a two year consulting agreement. During August 1996, the Board of Directors amended the consulting agreement and issued an additional 62,500 shares to such broker-dealer. Such shares were valued based on the average closing bid price on the date of issue with a 10% discount to market in order to reflect their fair value as a result of their restrictions.

         (ii) On August 15, 1995, the Company issued 37,500 shares of common stock to its President pursuant to the terms of the Company's Incentive Plan. Such shares were issued as compensation for the President's efforts with the Company and NY in the consummation of NY's initial public offering on August 14, 1995. Of the total 37,500 shares issued to the President, 12,500 shares immediately vested without restrictions and the remaining 25,000 shares vested pursuant to the restricted periods, whereby 12,500 shares vested on each August 15, 1996 and 1997. Such shares were valued based on the average closing bid price on the date of issue with a 10% discount in order to reflect their fair value as a result of their restrictions.

         (iii) On May 13, 1996, an unrelated party loaned the Company's President $300,000 pursuant to a memorandum of understanding. The loan bore interest at 1% above prime, and it was due 90 days from receipt of funds. Simultaneously therewith, the Company's President loaned the Company the $300,000. Upon the Company being listed on NASDAQ (July 25, 1996), the Company liquidated such loan by issuing 100,000 shares to such unrelated party pursuant to Regulation S under the Securities Act of 1933, as amended (the "Act"). The shares issued as consideration for the repayment of such loan were valued at the average closing bid price on the date the transaction was commenced. Accordingly, the Company recorded a financing expense amounting to $100,000 resulting in an effective interest rate of approximately 100%.

         (iv) During December 1996, the Company issued an aggregate of 28,654 shares to its employees pursuant to its Incentive Plan. In connection therewith, the Company recorded compensation expense amounting to $193,415 which is based on the average closing bid price of $7.50 per share for the month of December 1996 with a 10% discount in order to reflect their fair value as a result of their restrictions.

         (v) During February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered a total of 172,404 common shares, of which, 143,750 shares underlie options pursuant to the Company's Incentive Plan. The options are exercisable at various prices ranging from $7.00 each to $7.70 each. As of June 30, 1998, the Company's president has exercised the option to purchase 31,250 shares at $7.70 each. The Company received a promissory note in the amount of $240,625 as consideration for such shares which has been properly classified as a reduction of stockholder's equity.

         (vi) During June 1997, in conjunction with NY's capitalization of its accounts payable amounting to $480,000 which represented unpaid rent to R.S.J.J. Realty Corp. ("RSJJ") an entity wholly owned by the Company's president, the Company issued 87,500 shares of common stock to RSJJ in exchange for the 270,000 shares of NY common stock issued to RSJJ in forgiveness of NY's accounts payable to RSJJ. The shares issued to RSJJ in exchange of NY's shares have been valued at the balance of the accounts payable of $480,000.

         (vii) During December 1997, the Company authorized the issuance of 62,500 shares of its common stock during the third quarter of its fiscal year pursuant to the Incentive Plan. Of the 62,500 shares, all of which were issued in March 1998, 37,500 were issued to the Company's President, and 6,250 shares each were issued to each of the Company's Secretary and Treasurer. Half of these shares vested on June 1, 1998 and half vest on January 1, 1999. The remaining 12,500 shares were issued to consultants of the Company. In connection with such issuance, the Company recorded compensation and consulting expense amounting to $207,000 which is based on the average closing bid price of $3.68 per share for the third quarter of the Company's fiscal year, with a 10% discount in order to reflect their fair value as a result of their restrictions upon issuance. The above shares which do not vest immediately have been recorded as deferred compensation and are being amortized over the vesting period.

         (viii) During February 1998, NY agreed to issue 106,667 shares of its common stock to the Company as consideration to the Company for issuing 48,000 shares of its own common stock to RSJJ in consideration for payment in full of the rent due by NY to RSJJ for the period from January 1, 1998 through December 31, 1998. The value of the shares issued by the Company is recorded at the value of the rent otherwise due under the lease which amounted to $240,000.

         The Company used cash for operating activities amounting to $462,078 for the year ended June 30, 1998, whereas it provided cash amounting to $578,782 for the year ended June 30, 1997.

         The Company used $193,472 of cash for investing activities for the year ended June 30, 1998 as a result of acquiring trucks for its Chadian operations.

         In February 1998, the Company raised a net of $393,000 from two investors in connection with a private placement to fund the Chadian operation, from the sale of $450,000 of convertible debentures and warrants. The proceeds were loaned to Worldwide to fund its operations in Chad. The debentures are due January 30, 2000 with interest accruing at 8% per annum. Holders of the debentures are entitled to convert the entire face of the debentures plus accrued interest, at the lesser of (a) a 100% of the 5-day average closing bid price, for the 5 trading days immediately preceding the closing date of the offering (February 3, 1998); or (b) 75% of the 5-day average closing bid price for the 5 trading days immediately preceding the date of conversion. The warrants are for 25,000 shares of common stock, 12,500 shares at an exercise price of $4.50 per share and 12,500 shares at $5.64 per share. The Company agreed to file a registration statement covering the shares of common stock to be issued upon conversion of the debentures, and if not declared effective within 90 days following the closing of the offering, then there shall be a decrease of the conversion ratios by 2.5% per 30 day period or portion thereof pro rata, until the registration statement has been declared effective. The registration statement was not effective as of January 1, 1999 and the Company intends to file a post-effective amendment to cause the registration statement to become effective. One investor has commenced an action to recover his investment and additional damages. Conversion of the debentures at about the current market price would result in substantial dilution to existing shareholders and make it more difficult for the Company to raise additional financing.

         Litigation

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business, except for the litigation matters discussed below.

         Mechanics Liens
         39th St. Bridge

         This action was filed on February 26, 1997 in New York State Supreme Court, Queens County. It names NY, Metro Steel Structures, Ltd., and McKay
Enterprises, Inc. as plaintiffs and Perini Corporation, Department of Transportation of the City of New York, and Fidelity and Deposit Company of Maryland as defendants. NY's claim for relief in this action was $844,932. This claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract regarding the rehabilitation of the 39th Street Bridge over the Long Island Rail Road and Amtrak in Queens, New York. On October 7, 1998, the Company entered into an agreement with Perini whereby the Company agreed to release and discharge in full its claims against Perini for 20% of the net amount to be recovered and collected by Perini in connection with Perini's action against the City of New York.

         Robert Moses Causeway

         This action was commenced May 9, 1997, and involves money due to NY for work it performed at the Robert Moses Causeway Project. NY filed a mechanic's lien in the amount of $279,346. This claim is based upon filed mechanic's liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for "extra" work regarding the rehabilitation of the Robert Moses Causeway Northbound Bridge over the State Boat Channel, in Suffolk County, New York. The action against Kiska Construction Corp. seeks foreclosure of the mechanic's lien and a judgment for the amount of $279,346 against Kiska Construction Corp. and the bonding company, Seaboard Surety

Company. Currently, the Company is in the process of completing pre-trial discovery. NY intends to prosecute the action until such time as a judgment or settlement can be obtained.

         Claims By Perini Corporation

         On February 7, 1997, Perini Corporation filed an action against NY and Metro Steel Structures, Ltd. in New York State Supreme Court, Kings County. Perini's claims against NY total $1,140,560 and allege defective work on the Stillwell Avenue project and upon a loss/profit agreement for both the Stillwell Avenue project and the 39th Street Bridge project. NY has counterclaimed for the amounts set forth in the above discussion of the two actions involving Perini Corporation, and its claims are based upon the same theories as those set forth above. (See above "Mechanics Liens").

         Claims by and against EklecCo

         This action involves work performed by NY at the Palisades Mall in Nyack, New York. This action was commenced ins October, 1997 by EklecCo (f/k/a Pyramid Company of Rockland) seeking to vacate NY's mechanic's lien in the amount of $13,640,747, seeking judgment in the amount of $500,000,000 for violations of contract, interference of contract and punitive damages. Thereafter, NY served an answer with counterclaims seeking to foreclose on its $13,640,747 mechanic's lien, seeking a judgment in the amount of $13,640,747 relating to work performed at the project, seeking $1,420,000 in bonus money promised to NY and seeking punitive damages. NY's mechanic's lien was reinstated by the court and a bond was purchased by EklecCo and issued for the amount of the lien, plus interest. The Company is currently in the process of pre-trial discovery, which is scheduled to be completed by June 1999. NY intends to vigorously defend against EklecCo's claims as well as vigorously prosecute its claims against EklecCo.

         Humphreys & Harding, Inc. Claim against NY

         NY performed the steel erection work to construct the Republic of Korea Permanent Mission to the United Nations at 335 East 45th Street, Manhattan. Humphreys & Harding commenced an action to recover $6,326,000, which includes $1,604,000 as cost to complete after NY left the job, $2,790,000 for delay and other damages, $234,000 as liquidated damages under the "time of the essence" provision to the contract and $1,698,000 for claims by other subcontractors for delay. NY has commenced a separate action for $1,878,872 representing extras and retainage due, $1,488,775 on the mechanic's lien, and $667,000 and $92,500 for interference with contracts of Wheeling Corrugated and Canam Steel.

         Claim Against and By State Insurance Fund

         In December 1995, the Commissioners of the State Insurance Fund of New York for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, NY, Metro Steel Structures, Ltd. (now known as NY), One Carnegie, and others in the US District Court for the Southern District of New York, alleging that certain workers' compensation insurance policies obtained for various insured defendants were obtained fraudulently and that the defendant corporations failed to pay the appropriate premiums. The claims against NY, amounting to approximately $3 million, are limited to a policy covering the period April 29, 1993 through December 1994. NY, Messrs. Polito, and all other defendants are defending against this action and believe that State Insurance Fund's legitimate claims should not exceed $300,000.

         A settlement conference was requested by plaintiff's counsel and the parties have met on several occasions to discuss settlement. Plaintiff's counsel requested that the defendant submit documentary evidence to support its position and the same has now been furnished to plaintiff's counsel. This submission supports defendant's contention that its liability for premiums should not exceed three hundred thousand dollars. Active negotiations are in their final stages and plaintiff's counsel is in the process of drafting final settlement documents. NY believes this matter will likely be settled with a modest cash payment to be made to the plaintiff (less than $60,000.00) on the signing of settlement documents. Any additional payments would involve assignments of portions of current accounts receivable, to be due and payable only when received and any balances then remaining would be payable at the end of five years. It is expected that based upon current negotiations a final settlement of all the terms and conditions will be in place by the end of this year but until all settlement documents are formally and finally executed, no assurances may be made.

         Subpoena by the Securities and Exchange Commission and Grand Jury Subpoena

         The company effected an underwritten initial public offering of its securities in August 1996 (the "IPO"). In January 1998, as part of an inquiry into the activities of a principal underwriter of the IPO, an Order of Private Investigation was issued by the SEC relating to such underwriter and three companies, including the company, in which the underwriter had acted as principal underwriter, in which NY was subpoenaed by the SEC to produce certain records. The company and its officers and directors have fully cooperated with the SEC and there has been no additional inquiry from the SEC. At this juncture, the inquiry is too preliminary to form any judgments or assessments regarding any possible liability of the Company or of NY.

         In September 1998, the Company received a Grand Jury Subpoena Duces Tecum from the United States District Court for the Eastern District of New York and a search warrant, for the records of NY and the Company and any affiliated companies as well as those of Joseph Polito. The Company believes that the Grand Jury investigation is in connection with an investigation of the underwriter pending in the United States District Court for the Southern District of New York. Grand Jury investigations can result in a range of actions from a finding of no true bill to indictments and prosecutions for any number of federal offenses. Criminal prosecutions can result in a wide range of penalties, including probation, imprisonment, fines, restitution and forfeiture of assets depending upon the specific type and severity of the offense. In view of the fact that this investigation appears to be in its initial stage, at this juncture the investigation is too preliminary to assert any judgment or assessments regarding any possible liability of the Company and NY.

         Debenture Litigation

         Black Sea Investments, Inc., the holder of a debenture in the principal amount of $250,000 purchased in February 1998, commenced a single count claim upon the debenture on September 10, 1998 in the United States District Court, Northern District of Texas. The Company filed a motion to dismiss on grounds of improper venue and forum non-conveniens. The Plaintiff has opposed the motion; however, no hearing date has yet been set. The outcome of the motion is uncertain. The Company has not yet been required to file an answer to the primary claim at issue and has not yet conducted sufficient investigation or discovery to determine whether there are any defenses which are likely to defeat the action.

ITEM 7.           FINANCIAL STATEMENTS

         See ITEM 13 for Financial Statements for the fiscal year ended June 30, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors.

         The names, ages, and positions of the Company's Executive Officers and Directors are as follows:

                                                         Position with the
Name                                   Age               Company
----                                   ---               ----------------------

Joseph M. Polito                       64                President and Director
Ronald J. Polito                       39                Secretary and Director
Steven J. Polito                       36                Treasurer and Director
Marvin Weinstein                       66                Director
Ronald Murphy                          56                Director


         All Directors hold office until the next annual meeting of stockholders or until their successors are elected and qualify. Vacancies on the Board of Directors may be filled by the remaining Directors. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no family relationships between or among any Officers or Directors of the Corporation, except that Joseph Polito is the father of both Steven and Ronald Polito. The Company has an audit committee and compensation committee, both of which include the outside Directors and Ronald Polito as the inside Director.

         Joseph M. Polito has been the President and Director of the Company since April 1994. He has been the president and a Director of NY since its inception in 1990, and prior to the Acquisitions in April 1994, he was the sole shareholder of NY. Mr. Polito oversees all of the Company's operations. Since its inception in 1994, Mr. Polito has been the president and a Director of MD, a wholly-owned subsidiary of the Company. Since December 1990, Mr. Polito has been the president and sole Director and shareholder of One Carnegie, also a wholly-owned subsidiary of the Company. Since 1988, Mr. Polito has been a 50% shareholder of Crown, a company which leases cranes for construction projects. Since 1986, Mr. Polito has been the president and 100% shareholder of Atlas Gem Leasing, Inc., a company which leases generators and other construction equipment. Mr. Polito has also been the president and sole Director and shareholder of Waldorf since 1990. Before it ceased operating in August 1995, Waldorf fabricated steel and sold same to NY. Since 1983, Mr. Polito has been the president and 100% shareholder of Royal Steel, a company which owns and leases real property.

         Since 1976, Mr. Polito has been a member of the Allied Building Metal Industries, Inc. ("ABMII"), a trade association which has the authority to negotiate with the unions in order to better the construction industry. He was the president of same from 1992 until 1993. Since approximately 1987, Mr. Polito has been the Chairman of the Steel Institute of New York, a trade association similar to ABMII. From the mid-1980's to the mid-1990's, Mr. Polito was a member of the Building Trades Association Joint Safety Committee. Since the mid-1980's he has served on the Council of Presidents of New York Building Congress, Inc. Since the mid-1970's, Mr. Polito has been a member of the International Union of Structural Ironworkers, locals 40, 361, and 417: he has been co-chairman since the early 1990's.

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

         Marvin Weinstein was elected Director of the Company in January 1998. Mr. Weinstein was the President and sole shareholder of M. Weinstein Associates from 1988 to 1996. This company provided consulting services to the companies in the steel industry. Mr. Weinstein retired in 1996. Neither NY nor the Company engaged M. Weinstein Associates to provide any consulting services.

         Ronald Murphy was elected Director of the Company in February 1988. Mr. Murphy has been a private investigator since 1997. Prior thereto, from 1983 to 1996, Mr. Murphy was involved in the construction industry. From 1993-1996, he was Field Operations Supervisor for The Steel Institute of New York. From 1983-1993, he was office manager and supervisor for Crown and Atlas Gem, respectively. Prior to entering the construction industry, from 1966 to 1982, Mr. Murphy was a New York City police officer.

Significant Employees of the Company

         Richard Miller has been an employee of the Company since September 1997. When Falcon was formed, he became chief executive officer thereof.

Significant Employees of NY

         Thomas J. Hayes has been a chief estimator, project manager, vice president in the structural steel industry (fabrication and erection) for forty years. He began working for an affiliate of the Company, Gem Steel Erectors, in 1976 and has been employed by the Company or an affiliate since then.

         As permitted under Delaware's General Corporation Law, the Company's Certificate of Incorporation eliminates the personal liability of the Directors to the Company or any of its shareholders for damages for breaches of their fiduciary duty as Directors. As a result of the inclusion of such provision, stockholders may be unable to recover damages against Directors for actions taken by them which constitute negligence or gross negligence or that are in violation of their fiduciary duties. The inclusion of this provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative litigation against Directors and other types of shareholder litigation.

         Insofar as indemnification for liabilities arising under the Act may be permitted to Directors, Officers, and controlling persons of the Company, pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than payment by the Company of expenses incurred or paid by a Director, Officer, or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such Director, Officer, or controlling person in connection with the Securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final jurisdiction of such issue by such court.

ITEM 10.          EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(i) of Regulation S-B) compensation awarded to, earned by, or paid by NY, the Company's subsidiary, during the years ended June 30, 1998, 1997, and 1996.

                                            Summary Compensation Table

                                                Annual Compensation

     (a)          (b)         (c)              (d)                      (e)              (f)            (g)
Name                                                                                  Restricted
and Principal                                                        Other Annual        Stock         Options/
Position          Year     Salary ($)        Bonus ($)             Compensation($)   Awards($) (1)     SARS (#)
--------          ----     ----------        ---------             ---------------   -------------     --------
Joseph Polito     1998     $364,000              -                   $125,585(2)          ---              ---
President and     1997      330,000              -                     68,642(2)    $ 175,000(3)       125,000(3)
Director          1996      300,000              -                    111,911(2)          ---           93,750(4)

Ronald Polito     1998     $107,800              -                   $ 21,407(5)          ---              ---
Secretary and     1997      118,800              -                     26,631(5)    $   4,375(6)        25,000
Director          1996      125,000              -                     13,071(5)          ---              ---

Steven Polito     1998     $ 84,915              -                   $  4,768(7)          ---              ---
Treasurer and     1997       86,580              -                   $  8,572(7)    $   4,375(6)        18,750
Director          1996       94,000              -                      8,275(7)          ---              ---

-------------
(1) At the end of the fiscal year, Joseph M. Polito held 1,026,039 shares of Restricted Stock valued at $1,005,518. Ronald Polito and Steven Polito held 19,375 and 19,375, respectively, of Restricted Stock valued at $18,988 respectively. Valuations are based on the average closing bid price of Common Stock ($.98) on June 30, 1998.
(2) Includes (i) the payment of premiums on a life insurance policy of $65,969, $10,722, and $54,362 for the years ended June 30, 1998, 1997, and 1996, respectively; (ii) the payment of travel expenses of $50,000, $50,000, and $50,000 for the years ended June 30, 1998, 1997 and 1996, respectively; (iii) the payment of an automobile lease of $9,616, $7,920 and $7,549 for the years ended June 30, 1998, 1997 and 1996, respectively; and (iv) the issuance of 37,500 shares of Common Stock. . See "-Employment and Consulting Agreements."
(3) Represents (i) 25,000 shares of Common Stock issued as a bonus in December 1996 under the Company's 1994 Senior Management Incentive Plan; (ii) an option to purchase 100,000 shares of Company Common Stock under the Company's Stock Option Plan, exercisable at $7.70 per share (which is 110% of the market price of same on December 2, 1996); and
         (iii) an option to purchase 125,000 shares of common stock of NY at $1.10 per share, all of which option has been exercised (60,000 shares exercised have been resold and 10,000 shares were transferred in a private transaction). See "-1994 Senior Management Incentive Plan." Valuation on the 25,000 restricted shares is based on the closing bid price of Common Stock ($7.00) on December 2, 1996, as reported by a market maker.

(4) Based on the closing bid price of Common Stock ($2.50) on August 15, 1995, as reported by a market maker. As a bonus upon completion of NY's initial public offering, Mr. Polito was issued 37,500 shares of Common Stock subject to a vesting whereby 12,500 shares vested upon issuance; 12,500 vested on August 15, 1996; and 12,500 vested on August 15, 1997. All of these shares have vested and have been issued.

                    (Footnotes continued from previous page)


(5) Includes (i) payments on the lease of an automobile of $4,059, $5,416 and $5,416 for the years ended June 30, 1998, 1997, and 1996, respectively; (ii) the payment of premiums on a term life insurance policy of $10,148, $8,510, and $4,684 for the years ended June 30, 1998, 1997, and 1996, respectively; and (iii) a travel allowance of $7,200, $12,705, and $2,971 for the years ended June 30, 1998, 1997 and
         1996, respectively.

(6) Reflects the value of the ownership of 625 shares of Common Stock at $4.50, the market price on June 30, 1997.

(7) Includes (i) the payment of an automobile lease of $1,768, $5,304, and $5,304 for the years ended June 30, 1998, 1997 and 1996, respectively; and (ii) a travel allowance of $3,000, $3,268, and $2,971 for the years ended June 30, 1998, 1997, and 1996, respectively.

         The following table contains information with respect to employees of the Company concerning options held as of June 30, 1998:

                                   AGGREGATE OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                                             AND FY-END OPTION/SAR VALUES



      (a)                              (b)                    (c)                   (d)                     (e)
                                                                                                         Value of
                                                                                  Number of           Unexercised In-
                                                                                 Unexercised             The-Money
                                                                              Options/SAR's at        Options/SAR's at
                                                                                 FY-End (#)              FY-End($)
                                 Shares Acquired             Value              Exercisable/            Exercisable/
      Name                       on Exercise (#)        Realized($) (1)         Unexercisable          Unexercisable
                                 ---------------        ---------------         -------------          -------------
Joseph M. Polito                      31,250                  $ 0                 68,750/0                0/0 (2)
Ronald J. Polito                        0                      0                  25,000/0                0/0 (3)
Steven J. Polito                        0                      0                  18,750/0                0/0 (3)

----------------

(1) Based upon the average bid and asked prices for such Common Stock on June 30, 1998 ($-0-).

(2) Since the options are exercisable at $7.70, there is no value to such options as of June 30, 1998.

(3) Since the options registered to Ronald and Steven Polito under the February 1997 S-8 are exercisable at $7.00, there is no value to such options as of June 30, 1998.

Employment and Consulting Agreements

         Joseph Polito entered into an employment agreement with NY dated April 4, 1995, whereby Mr. Polito agreed to devote 80% of his business time to the affairs of NY. The agreement is for a term of approximately three years and terminated on June 30, 1998. Pursuant to the terms of the agreement Mr. Polito is to receive an annual salary of $300,000 per annum until June 30, 1998 with 10% yearly escalation, subject to adjustment by the Board of Directors. Mr. Polito is also to receive a yearly non-accountable expense allowance of $50,000. Mr. Polito received a stock option under NY's 1994 Senior Management Incentive Plan to purchase 6,250 shares at $22.00 per share, vesting at the rate of 1,875 in each of April 1996 and 1997 and 2,500 in April 1998. Mr. Polito also has the right to receive a yearly bonus equal to five percent (5%) of the first $1,000,000, upon reaching $1,000,000 and five percent (5%) of the next $500,000, upon reaching $1,500,000 and five percent (5%) after $1,500,000, of all the pre-tax profits of NY. NY shall pay to Mr. Polito a monthly draw of $10,000 against the bonus. NY and the Company's President extended the agreement for an additional three years until June 30, 2001 under the same terms.

         Pursuant to the agreement, NY shall pay the premiums on a $3,500,000 life insurance policy for the benefit of individuals as directed by Mr. Polito, with an estimated yearly premium of $80,000. The agreement restricts Mr. Polito from competing with NY for a period of one year after the termination of his employment. The agreement provides for severance compensation to be paid to Mr. Polito if his employment with NY is terminated or there is a decrease in responsibilities or duties following a change in control of NY. The severance compensation shall be made in one payment equal to three times the aggregate annual compensation paid to the Employee during the preceding calendar year.

         Steven and Ronald Polito receive annual salary compensations of approximately $94,000 and $125,000, respectively, from NY, which compensation levels commenced in March 1995 and April 1994, respectively. Both individuals also receive a car allowance equal to the monthly lease payments on their automobiles and travel expenses. Ronald Polito receives the payment of premiums on a life insurance policy of which he chooses the beneficiaries. Neither individual has entered into an employment agreement with NY.

1994 Senior Management Incentive Plan

         In December 1994, the Board of Directors adopted the 1994 Senior Management Incentive Plan (the "Management Plan") which was thereafter approved by shareholder consent. The Management Plan provides for the issuance of up to 2,000,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to Executive Officers and consultants.

         In December 1996, the Company issued 143,750 stock options to Messrs. Joseph, Ronald, and Steven Polito as follows: Mr. Polito received an option to purchase 100,000 shares of Common Stock (he exercised the option and purchased 31,250 shares in March 1997 and shortly thereafter sold 15,000 of said shares); Steven Polito received an option to purchase 25,000 shares of Common Stock; and Ronald Polito received an option to purchase 18,750 shares of Common Stock. In March 1998, pursuant to the Management plan, the Company issued bonuses of 37,500 shares of Common Stock and Joseph M. Polito and 6,250 shares of Common Stock to each of Ronald Polito and Steven Polito.

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

         The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted shall become exercisable in full upon certain "change of control" events as described in the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares, and price per share of stock subject to outstanding rights or options. Generally, the Management Plan may be amended by action of the Board of Directors, except that any amendment which (i) would increase the total number of shares subject to such plan; (ii) extend the duration of such plan; (iii) materially increase the benefits accruing to participants under such plan; or (iv) change the category of persons who can be eligible for awards under such plan, must be approved by the affirmative vote of a majority of the shareholders entitled to vote. The Management Plan permits awards to be thereunder until November 2004.

         Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan. The Management Plan provides for five types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights), restricted stock purchase agreements, and restricted stock (as described below).

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

         Stock Appreciation Rights (SARs). SARs may be granted to recipients of options under the Management Plan. SARs may be granted simultaneously with, or subsequent to, the grant of a related option and may be exercised to the extent that the related option is exercisable, except that no general SAR (as hereinafter defined) may be exercised within a period of six months of the date of grant of such SAR, and no SAR granted with respect to an ISO may be exercised unless the fair market value of the Common Stock on the date of exercise exceeds the exercise price of the ISO. A holder may be granted general SARs ("General SARs") or limited SARs ("Limited SARs"), or both. General SARs permit the holder thereof to receive an amount (in cash, shares of Common Stock, or a combination of both) equal to the number of SARs exercised multiplied by the excess of the fair market value of the Common Stock on the exercise date over the exercise price of the related option. Limited SARs are similar to General SARs, except that, unless the Administrator determines otherwise, they may be exercised only during a prescribed period following the occurrence of one or more of the following "Change of Control" transaction: (i) the approval of the Board of Directors of consolidation or merger in which the Company is not the surviving corporation, the sale of all of substantially all the assets of the Company, or the liquidation or dissolution of the Company; (ii) the commencement of a tender or exchange offer for the Company's Common Stock (or securities convertible into Common Stock) without the prior consent of the Board; (iii) the acquisition of beneficial ownership by any person or other entity (other than the Company or any employee benefit plan sponsored by the Company) of securities of the Company representing 25% or more of the voting power of the Company's outstanding securities; or (iv) if during any period of two years or less, individuals who at the beginning of such period constitute the entire Board cease to constitute a majority of the Board, unless the election, or the nomination for election, of each new Director is approved by at least a majority of the Directors than still in office.

         The exercise of any portion of either the related option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs, thus maintaining a balance between outstanding options and SARs.

         Restricted  Stock  Purchase   Agreements.   Restricted  Stock  Purchase
Agreements provide for the sale by the Company of shares of Common Stock at prices to be determined by the Board, which shares shall be subject to restrictions on disposition for a stated period during which the purchaser must continue employment with the Company in order to retain the shares. Payment must be made in cash. If termination of employment occurs for any reason within six months after the date of purchase, or for any reason other than death or by retirement with the consent of the Company after the six-month period but prior to the time that the restrictions on disposition lapse, the Company shall have the option to reacquire the shares at the original purchase price.

         Restricted Stock. Restricted shares awarded under the Management Plan will be subject to a period of time designated by the Administrator (the "restricted period") during which the recipient must continue to render services to the Company before the restricted shares will become vested. The Administrator may also impose other restrictions, terms and conditions that must be fulfilled before the restricted shares may vest.

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

         A "Control Purchase" is defined as circumstances in which any person (as such term is defined in ss.ss. 13(d)(3) and 14(d)(2) of the Exchange Act), corporation, or other entity (other than the Company or any employee benefit plan sponsored by the Company) (A) shall purchase any Common Stock of the Company (or securities convertible into the Company's Common Stock) for cash, securities or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors, or (B) shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange
Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of Directors (calculated as provided in paragraph (d) of such Rule 13d-3 in the case of rights to acquire the Company's securities).

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information as of June 30, 1998, based upon information obtained by the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding shares of Common Stock;
(ii) by each Officer and Director; and (iii) by all Officers and Directors as a group.

                                                                                              Percent of
                                                                                                 Common
                                                              Number of                          Stock
         Name                                                 Shares                             Owned
         ----                                                 ------                             -----
         Joseph Polito (1)                                    1,301,039                          66.3%
         c/o U.S. Bridge Corp.
         53-09 97th Place
         Corona, New York 11368

         Steven Polito (2)                                       38,125                             *
         c/o U.S. Bridge Corp.
         53-09 97th Place
         Corona, New York 11368

         Ronald Polito (3)                                      44, 375                             *
         c/o U.S. Bridge Corp.
         53-09 97th Place
         Corona, New York 11368

         Ronald Murphy                                             --                              --
         c/o USABG Corp.
         53-09 97th Place
         Corona, New York 11368

         Marvin Weinstein                                          --                              --
         c/o USABG Corp.
         53-09 97th Place
         Corona, New York 11368

         All Officers and Directors
         as a group (5 persons)(1)-(3)                        1,383,539                          70.5%

         *   Less than 2.5%

                                       45

(1) Includes 68,750 shares issuable upon the exercise of an option which is presently vested and exercisable. Does not include (i) 2,500 shares issuable to Joseph Polito upon the exercise of options not presently vested; and (ii) an aggregate of 62,750 shares gifted by Joseph Polito, of which 20,250 shares were gifted to members of Joseph Polito's family (including 12,500 each to Ronald and Steven Polito) and 17,500 shares were gifted to employees of the Company, as of January 23, 1995. Joseph Polito disclaims beneficial ownership of all shares transferred to his family members.

(2) Includes 18,750 shares issuable to Steven Polito pursuant to options which have vested.

(3) Includes 25,000 shares issuable to Ronald Polito pursuant to options which have vested.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         During the years ended June 30, 1998 and 1997, NY paid $154,856 and $214,000, respectively, to Crown for leasing cranes necessary to perform steel erection services. Joseph M.
Polito owns 50% of Crown.

         During the years ended June 30, 1998 and 1997, NY paid $44,000 and $35,000, respectively, to AGLI for certain machinery necessary to perform steel erection services. AGLI is wholly-owned by Joseph M. Polito.

         As of June 30, 1998, the Company has advanced funds to various affiliates. These advances are non-interest bearing and are due on demand. As of June 30, 1998, such advances amounted to $103,050.

         As of June 30, 1998, the total due to officers and affiliates, amounting to $215,932, represents advances made by the President of the Company and affiliated entities which bear no interest and are due on demand.

         On February 10, 1998, NY agreed to remit its lease payments to RSJJ for the period January 1998 through December 31, 1998 by issuing the Company 106,667 shares of its common stock in exchange for which the Company agreed to issue 48,000 shares of Common Stock to RSJJ. Both the Company and NY issued the aforesaid stock in March 1998. The value of the Company's shares was recorded at the value of the rent otherwise due under the lease ($240,000).

         In March 1998, the Company issued bonuses of 37,500 shares of Common Stock to Joseph M. Polito and 6,250 shares to each of Ronald Polito and Steven Polito pursuant to the Management plan: 1/2 of these shares vested on June 1, 1998, and 1/2 vest on January 1, 1999. See "Executive Compensation-Employment and Consulting Agreements" for information regarding management's compensation.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) The following  financial  statements of the Company are included as Part II,
Item 8:

                                                                    Page
                                                                    ----

         Independent Auditors Report                                F-1
         Consolidated Balance Sheet                                 F-2
         Consolidated Statements of Operations                      F-3
         Consolidated Statement of Stockholders' Equity             F-4
         Consolidated Statements of Cash Flows                      F-5 - F-6
         Consolidated Notes to Financial Statements                 F-7 - F-27

(b)      During the last quarter, the Company filed no reports on Form 8-K.

(c) All exhibits, except those designated with an asterisk (*) which are filed herewith, previously have been filed with the Commission in connection with such documents as are incorporated by reference herein.

         2.1 Agreement and Plan of Reorganization dated effective as of April 25, 1994 (incorporated by reference herein to exhibit 2.1 of Form 10-K filed with the Commission for the fiscal year ended June 30, 1994).
         3.1             Certificate of  Incorporation of the Company filed June
                         15, 1994.
         3.2 By-Laws of the Company (incorporated herein by reference to Form 5- 18, dated May 4, 1989).
         4.1 Form of Special Warrant (incorporated herein by reference to exhibit 4.1 of Form 10-KSB for the fiscal year ended June 30, 1995).
         4.2 Form of Restricted Stock agreement issued to Joseph Polito (incorporated herein by reference to exhibit 4.2 of Form 10-KSB for the fiscal year ended June 30,
                         1995).
         4.3             Form of 8% Convertible Debenture issued in 1998 Private
                         Placement.
         4.4 Form of Common Stock Purchase Warrant issued in 1998 Private Placement.
         10.1 Lease Agreement between One Carnegie Court Associates and Waldorf Steel Fabrications, Inc., dated March 27, 1990 (incorporated herein by reference to exhibit 10.1 of Form 10-KSB for the fiscal year ended June 30,
                         1994).
         10.2 Promissory note from the Company to Trinity Industries, Inc. (incorporated herein by reference to exhibit 10.2 of Form 10-KSB for the fiscal year ended June 30,
                         1994).
         10.3            Forbearance  Agreement  between the Company and Trinity
                         Industries,

                         Inc., dated October 14, 1993 (incorporated herein by reference to exhibit 10.3 of Form 10-KSB for the fiscal year ended June 30, 1994).
         10.4 Lease Agreement between R.S.J.J. Realty Corp. and NY, dated June 30, 1993 (incorporated herein by reference to exhibit 10.4 of Form 10-KSB for the fiscal year ended June 30, 1994).
         10.5 Employment Agreement of Joseph Polito (incorporated herein by reference to exhibit 10.5 of Form 10-KSB for the fiscal year ended June 30, 1995).
         10.6 The Company's Senior Management Incentive Plan (incorporated herein by reference to the proxy statement dated February 1995).
         10.7 The Company's Employee Stock Option Plan (incorporated herein by reference to the proxy statement dated February 1995).
         10.8 Agreement between Iron Workers Local Union 40 and NY (incorporated herein by reference to exhibit 10.8 of Form 10-KSB for the fiscal year ended June 30, 1995).
         10.9 Agreement between Local Union 14, 14B, 15, 15A, 15C, 15D, International Union of Operating Engineers, AFL-CIO and NY (incorporated herein by reference to exhibit 10.9 of Form 10-KSB for the fiscal year ended June 30, 1995).
         10.10 Agreement between Local 780 and NY (incorporated herein by reference to exhibit 10.10 of Form 10-KSB for the fiscal year ended June 30, 1995).
         10.11 Agreement to capitalize the $400,000 of debt (incorporated herein by reference to exhibit 10.11 of Form 10-KSB for the fiscal year ended June 30, 1995).
         10.12 Consulting Agreement with Marlowe and Company (incorporated by reference herein to exhibit 10.12 of Form 10-KSB for the fiscal year ended June 30, 1995).
         10.13 Lease surrender agreement between One Carnegie and Waldorf dated August 1, 1995 (incorporated herein by reference to Form 10-KSB/A for the fiscal year ended June 30, 1995).
         10.14 Lease Agreement between One Carnegie and U.S. Bridge Corp. (Maryland), dated August 1, 1995 (incorporated herein by reference to Form 10-KSB/A for the fiscal year ended June 30, 1995).
         10.15 Consulting Agreement dated December 9, 1996 with Bernard Tapie (incorporated herein by reference to Form 10-KSB/A for the fiscal year ended June 30, 1997).
         10.16 Memorandum of Understanding, dated May 13, 1996, between the Company and Lubov Ulianova (incorporated herein by reference to Form 10-KSB/A for the fiscal year ended June 30, 1997).
         10.17           Form  of   Subscription   Agreement  for  1998  Private
                         Placement.
         10.18           Form of Registration  Rights Agreement for 1998 Private
                         Placement.
         21.1            List of Subsidiaries.
         27.1            Financial Data Schedule.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of January, 1999.


                                             USABG CORP.



                                             By:     /s/ Joseph M. Polito
                                                     --------------------
                                                     Joseph M. Polito, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: January 13, 1999               By:       /s/ Ronald J. Polito
                                               --------------------
                                               Ronald J. Polito, Secretary
                                               and Director

Date: January 13, 1999               By:       /s/ Steven J. Polito
                                               --------------------
                                               Steven J. Polito, Treasurer
                                               and Director

Date: January 13, 1999               By:       /s/Marvin Weinstein
                                               -------------------
                                               Marvin Weinstein, Director

Date: January 13, 1999               By:       /s/Ronald Murphy
                                               ----------------
                                               Ronald Murphy, Director

                       U.S. BRIDGE CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997



                                                                    Page
                                                                    Number
                                                                    ------

Independent auditors' report                                        F-1

Consolidated balance sheet as of June 30, 1998                      F-2

Consolidated statements of operations for the years
ended June 30, 1998 and 1997                                        F-3

Consolidated statement of stockholders' equity for the years
ended June 30, 1998 and 1997                                        F-4

Consolidated statements of cash flows for the years
ended June 30, 1998 and 1997                                        F-5 - F-6

Notes to consolidated financial statements                          F-7 - F-27

                          USABG CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                           USABG CORP AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997



                                                                       Page
                                                                      Number
                                                                      ------
    Independent auditors' report                                        F-1

    Consolidated balance sheet at June 30, 1998                         F-2

    Consolidated statements of operations for the years
     ended June 30, 1998 and 1997                                       F-3

    Consolidated statement of stockholders' equity for the years
     ended June 30, 1998 and 1997                                       F-4

    Consolidated statements of cash flows for the years
     ended June 30, 1998 and 1997                                    F-5 - F-6

    Notes to consolidated financial statements                       F-7 - F-27

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of USABG Corp.

We have audited the accompanying consolidated balance sheet of USABG Corp. and its subsidiaries (the "Company") as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in note 14H(iii), the Company's books and records were seized in connection with a Grand Jury subpoena from the United States District Court. Grand Jury investigations can result in a range of actions from a finding of a no true bill to indictments and prosecutions for any number of federal offenses. Criminal prosecutions can result in a wide range of penalties, including probation, imprisonment, fines, restitution and forfeiture of assets depending upon the specific type and severity of the offense. The reason for the inquiry and the outcome thereof cannot be determined as of the date of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1998, and the consolidated results of its operations and cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company, as of June 30, 1998 has a working capital deficiency of $4,327,344, a backlog balance of $1,051,119 and payroll taxes payable amounting to $2,616,742. Lastly, for the years ended June 30, 1998 and 1997 the Company reported net losses amounting to $2,343,482 and $875,238, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





/s/Massella, Tomaro & Co., LLP
------------------------------
Massella, Tomaro & Co., LLP
Jericho, New York
December 18, 1998

                                  USABG CORP AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                         JUNE 30, 1998

                                   ASSETS
Current assets:
    Cash                                                                           $    184,709
    Contracts and retainage receivable, net                                           2,266,864
    Costs and estimated earnings in excess of billings on uncompleted contracts         321,854
    Other current assets                                                                 84,721
    Due from related parties                                                            103,050
                                                                                   ------------
         Total current assets                                                         2,961,198

Contracts and retainage receivable, net - non-current portion                         8,400,581
Transportation and office equipment, net                                                207,084
Other assets                                                                              1,100
                                                                                   ------------

Total assets                                                                       $ 11,569,963
                                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdrafts of $96,867                         $  1,430,990
    Accrued expenses                                                                  1,936,240
    Payroll taxes payable                                                             2,616,742
    Convertible debentures                                                              450,000
    Current portion of long-term debt                                                   300,000
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                                                 21,922
    Due to related parties                                                              215,932
    Income taxes payable                                                                166,716
    Liabilities of discontinued operations                                              150,000
                                                                                   ------------

         Total current liabilities                                                    7,288,542
                                                                                   ------------

Long-term debt, net of current portion                                                1,275,000
                                                                                   ------------

         Total liabilities                                                            8,563,542
                                                                                   ------------

Minority interest                                                                     2,191,802
                                                                                   ------------

Commitments and contingencies (Note 14)                                                    --

Stockholders' equity:
    Preferred stock, authorized 10,000,000, issued and outstanding -0- shares
    Common stock, $.001 par value, authorized 50,000,000 shares,
     issued and outstanding 1,961,037                                                     1,961
    Additional paid-in capital                                                        4,865,447
    Accumulated deficit                                                              (3,430,909)
                                                                                   ------------
         Sub-total stockholders' equity                                               1,436,499
         Less: stock subscription receivable and other stockholders' deductions        (621,880)
                                                                                   ------------
         Total stockholders' equity                                                     814,619
                                                                                   ------------

Total liabilities and stockholders' equity                                         $ 11,569,963
                                                                                   ============


          See accompanying notes to consolidated financial statements.

                                     USABG CORP AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED JUNE 30,

                                                                            1998             1997
                                                                       ------------     ------------
Revenue:
    Contract revenue                                                   $ 17,062,873     $ 15,494,447
                                                                       ------------     ------------

Costs and expenses:
    Cost of contract revenues                                            13,436,430       11,021,609
    General and administrative expenses                                   3,718,482        3,236,488
    Bad debt expense                                                      2,403,815        1,287,362
                                                                       ------------     ------------

         Total costs and expenses                                        19,558,727       15,545,459
                                                                       ------------     ------------

Loss from continuing operations before other income (expense),
 minority interest and provision for income taxes                        (2,495,854)         (51,012)

Other income (expenses):
    Non-recurring charge (Note 14h(i))                                     (300,000)            --
    Interest expense and financing costs                                   (514,874)        (159,565)
    Interest income                                                           8,886           10,425
                                                                       ------------     ------------

         Total other (expenses) income                                     (805,988)        (149,140)
                                                                       ------------     ------------

Loss before minority interest and provision
 for income taxes                                                        (3,301,842)        (200,152)

Minority interest in net loss (income)                                      981,497         (167,772)
                                                                       ------------     ------------

Loss before provision for income taxes                                   (2,320,345)        (367,924)

Provision for income taxes                                                   23,137          142,875
                                                                       ------------     ------------

Loss before discontinued operations                                      (2,343,482)        (510,799)

Loss from discontinued operations                                              --            280,817
Loss on disposal of assets of discontinued operations                          --             83,622
                                                                       ------------     ------------

Net (loss)                                                             $ (2,343,482)    $   (875,238)
                                                                       ============     ============

Earnings per common share:
    Basic:
         Loss before loss from discontinued operations                 $      (1.23)    $       (.30)
                                                                       ============     ============
         Loss from discontinued operations                             $       --       $       (.21)
                                                                       ============     ============
         Net loss                                                      $      (1.23)    $       (.51)
                                                                       ============     ============

    Diluted:
         Loss before loss from discontinued operations                 $      (1.23)    $       (.30)
                                                                       ============     ============
         Loss from discontinued operations                             $       --       $       (.21)
                                                                       ============     ============
         Net loss                                                      $      (1.23)    $       (.51)
                                                                       ============     ============

Weighted average number of shares outstanding for basic and diluted       1,906,995        1,726,619
                                                                       ============     ============


          See accompanying notes to consolidated financial statements.

                                                     USABG CORP AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                                                                           Stock
                                                          Common                                        subscription
                                                           stock                                         receivable
                                                   -----------------------   Additional                   and other        Total
                                                                               paid-in     Accumulated   stockholders' stockholders'
                                                     Shares         Amount     capital       deficit      deductions       equity
                                                   ---------   -----------   -----------   -----------   -----------    -----------
Balances at July 1, 1996                           1,540,633   $     1,541   $ 2,684,827   $  (212,189)  $  (312,183)   $ 2,161,996

Issuance of common stock as consideration
 for services provided to the Company                 62,500            62       269,938          --        (270,000)          --

Issuance of common stock in lieu of
 repayment of loan and related interest              100,000           100       399,900          --            --          400,000

Issuance of common stock pursuant to the 1994
 Senior Management Incentive Plan
 as consideration for services provided to
 the Company                                          28,654            29       193,386          --            --          193,415

Issuance of common stock in connection with
 the exercise of options                              31,250            31       240,594          --        (240,625)          --

Issuance of common stock in connection with
 settlement of subsidiary's related party debt        87,500            88       479,912          --            --          480,000

Amortization of deferred expense in connection
 with issuances of common stock                         --            --            --            --         419,733        419,733

Net loss for the year ended June 30, 1997               --            --            --        (875,238)         --         (875,238)
                                                   ---------   -----------   -----------   -----------   -----------    -----------

Balances at June 30, 1997                          1,850,537         1,851     4,268,557    (1,087,427)     (403,075)     2,779,906

Issuance of common stock pursuant to the 1994
 Senior Management Incentive Plan as
 consideration for services provided to the
 Company                                              62,500            62       206,938          --        (165,600)        41,400

Amortization of prepaid rent                            --            --            --            --         120,000        120,000

Issuance of common stock to related party in
 connection with  prepayment of subsidiary's rent     48,000            48       239,952          --        (240,000)          --

Additional paid-in capital resulting from imputed
 interest related to convertible debentures             --            --         150,000          --            --          150,000

Deferred compensation in connection with issuance
 of subsidiary's common stock                           --            --            --            --        (391,500)      (391,500)

Amortization of deferred expenses in connection
 with issuances of common stock                         --            --            --            --         458,295        458,295

Net loss for the year ended June 30, 1998               --            --            --      (2,343,482)         --       (2,343,482)
                                                  ----------   -----------   -----------   -----------   -----------    -----------

Balances at June 30, 1998                          1,961,037   $     1,961   $ 4,865,447   $(3,430,909)  $  (621,880)   $   814,619
                                                  ==========   ===========   ===========   ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                                   USABG CORP AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED JUNE 30,

                                                                        1998             1997
                                                                    -----------      -----------
Operating activities:
    Net (loss)                                                      $(2,343,482)     $  (875,238)
    Adjustments to reconcile net (loss) to net
     cash (used for) provided by operating activities:
         Depreciation and amortization                                  465,028          558,233
         Minority interest in net loss                                  981,497          167,772
         Bad debt expense                                             2,403,815        1,287,362
         Deferred income tax benefit                                   (378,800)        (273,162)
         Issuance of common stock for services                          240,000          193,415
         Loss on disposal of assets of discontinued operations             --             82,622
    Decrease (increase) in:
         Contracts and retainage receivable                          (4,102,230)      (6,752,882)
         Costs and estimated earnings in excess of
          billings on uncompleted contracts                           1,903,869          207,801
           Other current assets                                          34,440           (7,382)
    Increase (decrease) in:
         Accounts payable                                            (2,064,314)       3,519,175
         Accrued expenses                                             1,165,029          778,853
         Payroll taxes payable                                          981,940        1,060,660
         Billings in excess of costs and estimated
          earnings on uncompleted contracts                            (104,533)         109,888
         Income taxes payable                                           355,663          521,675
                                                                    -----------      -----------
           Net cash (used for) provided by operating activities        (462,078)         578,792
                                                                    -----------      -----------
Investing activities:
    Transportation and office equipment                                (193,472)          (8,156)
                                                                    -----------      -----------
           Net cash (used for) investing activities                    (193,472)          (8,156)
                                                                    -----------      -----------
Financing activities:
    Advances to related parties                                         (51,211)        (376,714)
    Financing costs incurred                                               --            (35,000)
    Principal payments of long term debt                               (175,000)            --
    Repayment of credit line                                           (145,358)            (479)
    Advances from officers and related parties                           49,392          211,341
    Proceeds from convertible debentures                                450,000             --
    Costs of issuance of convertible debentures                         (57,000)            --
                                                                    -----------      -----------
           Net cash provided by (used for) financing activities          70,823         (200,852)
                                                                    -----------      -----------

Net (decrease) increase in cash                                        (584,727)         369,784
Cash, beginning                                                         769,436          399,652
                                                                    -----------      -----------
Cash, ending                                                        $   184,709      $   769,436
                                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                                             USABG CORP AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE YEARS ENDED JUNE 30,



                                                                                          1998              1997
                                                                                      ------------      ------------


Supplemental disclosure of cash flow information:

    Cash paid during the year for:
         Interest                                                                     $      7,599      $     36,848
                                                                                      ============      ============
         Taxes                                                                        $          -      $          -
                                                                                      ============      ============
Supplemental disclosure of non-cash operating activities:

    In connection with the issuance of common stock, 28,654 shares
     were issued as consideration for employee compensation                           $          -      $    193,415
                                                                                      ============      ============

    In connection  with  issuance of common stock,  31,250 shares were issued in lieu of a promissory note issued by Company's
    President                                                                         $          -      $    240,625
                                                                                      ============      ============

    Issuance of long term debt for settlement of accounts payable                     $  1,750,000      $          -
                                                                                      ============      ============

    In connection  with the prepayment of  subsidiary's  rent,  48,000 shares of common stock were issued as consideration for
    106,667 shares of subsidiary's common stock                                       $    240,000      $          -
                                                                                      ============      ============

Supplemental disclosure of non-cash investing activities:

    Surrender of property, plant, and equipment in lieu of
    foreclosure on mortgage                                                           $  2,889,999      $         -
                                                                                      ============      ===========
Supplemental disclosure of non-cash financing activities:

    In connection with the conversion of a subsidiary's account payable,
     87,500 shares of common stock of the Company were issued
     as consideration for 270,000 shares of the subsidiary's common stock             $          -      $    480,000
                                                                                      ============      ============
    In connection with issuance of common stock, 62,500 shares were
     issued as consideration for deferred compensation                                $          -      $    270,000
                                                                                      ============      ============
    In connection with repayment of loan and related interest 100,000
     shares of common stock were issued to the Company's President                    $          -      $    400,000
                                                                                      ============      ============

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 1       -    ORGANIZATION

                  USABG Corp. "the Company" was incorporated in the State of Delaware on September 12, 1988 under the name of Colonial Capital Corp.

                  In January 1998, the Company filed an amendment to its Certificate of Incorporation and changed its name to USABG Corp. The Company owns 48.5% of USA Bridge Construction of N.Y., Inc. ("NY"), 100% of the outstanding shares of common stock of Worldwide Construction Limited ("Worldwide"), and 100% of the outstanding shares of common stock of Royal Steel Services, Inc. ("Royal Steel"). The Company's President and Chairman of the Board owns 7.5% of the common stock of NY. By virtue of his ownership of 66.3% of the outstanding shares of common stock of the Company, the Company may be deemed the beneficial owner of those shares of NY common stock held by its president, resulting in the Company having a direct and indirect controlling financial interest of 56 % of NY. NY, Worldwide, and Royal Steel are the only subsidiaries through which the Company currently operates. NY provides steel erection for building, roadway, and bridge repair projects for general contractors. Royal Steel was formed in November 1997 in order for the Company to perform work on smaller base contracts. Two additional subsidiaries of the Company (each wholly-owned), One Carnegie Court Associates, Inc. ("One Carnegie") a former real estate holding company, and USA Bridge Construction Corp. (Maryland) ("MD") which provided steel fabrication services, ceased operations in August 1997 and November 1996, respectively.

                  Worldwide was formed by the Company during December 1997, and is a British Virgin Islands corporation. It was formed as a holding company to own 80% of each of Falcon Tchad S.A. ("Falcon") and Portshop S.A. ("Portshop"), both of which companies were formed in N'Djamena, Chad, a country located in Central Northern Africa. Falcon was formed in November 1997 to operate as a full service transportation, forwarding, and warehousing company in N'Djamena. Portshop was formed in March 1998 to operate a duty free store in Chad's sole international airport. Worldwide shall operate as the liaison between Portshop, Falcon and the governmental or private entities with which Falcon and Portshop intend to contract in Chad. As of June 30, 1998, the only activity in Worldwide was consulting and travel expenses and the purchase of trucks by Falcon.

                  The financial statements give retroactive effect to a one-for-four reverse stock split effected during August 1998. Unless noted, reference to the Company includes the Company and its subsidiaries.

NOTE 2       -    GOING CONCERN

                  The accompanying consolidated financial statement have been prepared assuming that the Company will continue as a going concern. For the years ended June 30, 1998 and 1997, the Company generated net losses amounting to $2,343,482 and $875,238, respectively, after recording bad debt expenses amounting to $2,403,815 and $1,287,362, respectively, in connection with the settlement of certain contracts receivable and by increasing its allowance for bad debts as a result of various mechanic's liens placed on completed contracts during the year ended June 30, 1998 and 1997.

                  As of June 30, 1998, the Company has a working capital deficiency amounting to

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  $4,327,344 as a result of classifying certain contracts and retainages receivable as non-current since the timing of their collectibility cannot be determined due to the related pending litigations.

                  As of June 30, 1998, the Company's backlog amounted to $1,051,119. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts and from contracts on which work has not yet begun.

                  Lastly, as of June 30, 1998 the Company owes approximately $2,616,742 of payroll taxes and related penalties and interest. Certain taxing authorities have filed liens against the Company as a result of the unpaid payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate.

                  The Company is aggressively attempting to obtain additional contracts in order to mitigate its minimal backlog and vigorously attempting to settle disputes in connection with mechanic's lien placed on certain completed projects in order to collect its non-current receivables and pay its unpaid payroll taxes, however, there can be no assurance that it will be able to obtain additional contracts, settle its disputes, and pay its payroll taxes.

                  These  factors  raise  substantial  doubt about the  Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             a)   Consolidated statements

                  The consolidated financial statement include the accounts of the Company, NY (by virtue of its direct and indirect controlling financial interest as outlined above), and its wholly-owned subsidiaries, One Carnegie, Maryland, Royal Steel, and Worldwide after elimination of all significant inter-company transactions and accounts.

            b)    Cash and cash equivalents

                  For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

            c)    Use of estimates

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates with regard to these financial statements relate to the estimating of final construction contract profits in accordance with accounting for long-term contracts, estimating the potential liabilities in conjunction with certain commitments and contingencies and estimating the allowance for

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  doubtful accounts for contracts and retainage receivables. Actual results could differ from these estimates.

            d)    Balance sheet classifications

                  In accordance with normal practice in the construction industry, the Company included in current assets and current liabilities amounts related to construction contract receivable and payable over a period in excess of one year. In general, contract related receivables and payables other than retainage receivables are expected to be collected and paid within one year unless surrounding circumstances support otherwise. As of June 30, 1998, the Company classified as non-current assets, certain contract receivables which mechanic liens have been placed and for which the Company is in dispute with the general contractor or customer of the projects.

             e)   Contracts and retainage receivables

                  Contracts and retainage receivables represent amounts billed but uncollected on completed construction contracts and construction contracts in progress and unbilled retainage on construction contracts completed and in progress.

                  The Company utilizes the allowance method for recognizing the collectibility of its contracts and retainage receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts and estimates made by management.

             f)   Transportation, office equipment and furniture

                  Transportation, office equipment and furniture are reported at cost less accumulated depreciation which is provided on the straight line method over the estimated useful lives of the assets. Expenditure for maintenance and repairs are expensed as incurred.

             g)   Deferred compensation and consulting

                  Deferred compensation consists of the Company's and NY's common stock issued to officer's of the Company and NY. Deferred compensation has been charged to general and administrative expenses over the vesting period of the stock issued.

                  Deferred consulting costs consist of consulting fees in the form of common stock issued to a broker-dealer. The deferred consulting costs have been amortized over a two year period.

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

             h)   Income taxes

                  The  Company  accounts  for income  taxes in  accordance  with
                  Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, future tax benefits, such as net operating loss carryforwards, are recognized currently to the extent such benefits are more likely than not to be realized as an economic benefit in the form of a reduction of income taxes in future years. Current income taxes are based on the respective periods' taxable income for Federal, State, and City income tax reporting purposes. For income tax purposes, the Company and its subsidiaries report using a December 31st year end.

             i)   Revenue recognition

                  The Company recognizes revenue and costs for all contracts under the percentage of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Cost of contract revenues include all direct material and labor costs and those indirect costs related to contract performance. General and administrative expenses are accounted for as period costs and are, therefore, not included in the calculation of the estimates to complete construction contracts in progress. Material project losses are provided for in their entirety without reference to the percentage of completion. As contracts can extend over one or more accounting periods, revision in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts become known. An amount equal to the costs attributable to unapproved change orders and claims is included in the total estimated revenue when realization is probable and the amount can be reasonably estimated. The Company generally determines a contract complete pursuant to a substantial completion clause stipulated in each contract.

                  The current asset, "costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed on uncompleted contracts at the end of each period.

                  The current liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings which exceed revenue recognized on respective uncompleted contracts at the end of each period.

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

            j)    Earnings per share

                  During 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously required reporting of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.

            k)    Impact of recently issued accounting standards

                  The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

             l)   Stock-based compensation

                  The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"for options issued under the Company's 1994
                  Senior Management Incentive Plan ("Incentive Plan") and NY's 1994 Senior Management Incentive Plan ("NY's Incentive Plan"). Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant less the amount an employee must pay to acquire the stock.

                  SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted and is in compliance with the disclosure requirements of SFAS No. 123.

             m)   Fair value disclosure as of June 30, 1998

                  The carrying value of cash, contracts and retainage receivable, accounts payable and accrued expenses and short-term debt are a reasonable estimate of their fair value. The carrying value of the long-term debt approximates fair value based upon the interest factors for the debt being based upon the prime rate which reflects market value.

             n)   Reclassifications

                  Certain reclassifications have been made to the June 30, 1997 consolidated financial statements in order to conform to the June 30, 1998 presentation. As a result, cost of contract revenues and general and administrative expenses for the prior year have been restated to reflect these new classifications.

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 4       -    CONTRACT AND RETAINAGE RECEIVABLE

                  At June 30, 1998, contract and retainage receivable consist of the following:

                                              Total          Current       Non-Current
                                           -----------     -----------     -----------
Contracts in progress                      $ 1,619,262     $ 1,619,262     $      --
Completed contracts                         13,481,848       2,637,093      10,844,755
Retainage                                      250,417         250,417            --
                                           -----------     -----------     -----------
                                            15,351,527       4,506,772      10,844,755

Less:  allowance for doubtful accounts       4,684,082       2,239,908       2,444,174
                                           -----------     -----------     -----------

                                           $10,667,445     $ 2,266,864     $ 8,400,581
                                           ===========     ===========     ===========

                  The allowance for doubtful accounts was increased to $4,684,082 at June 30, 1998 from $2,287,000 as of June 30,
                  1997 to reflect the filing of mechanic's liens on certain jobs as well as a review of the aging of the accounts receivable and the settlement of certain receivables. No further adjustments to the allowance have been deemed necessary by management as of June 30, 1998. As of June 30, 1998, the Company classified a portion of its contracts receivables as non-current since it cannot reasonably estimate the timing that such receivables will be collected. Lastly, the Company has pledged approximately $1,702,584 of its contract and retainage receivables in connection with unpaid union dues and professional fees (see Note 11B).

NOTE 5       -    CONTRACTS IN PROGRESS

                  At June 30, 1998, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                  Costs incurred on uncompleted contracts        $    8,222,784
                  Profits earned to date                              2,519,548
                                                                 --------------
                                                                     10,742,332

                  Less: billings to date                             10,442,400
                                                                 --------------
                                                                 $      299,932
                                                                 ==============

                  Included in the accompanying balance sheet under the following captions at June 30, 1998:

                  Costs and estimated earnings in excess of
                   billings on uncompleted contracts             $      321,854
                  Billings in excess of costs and estimated
                   earnings on uncompleted contracts                    (21,922)
                                                                 --------------
                                                                 $      299,932
                                                                 ==============

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 6       -    BACKLOG

                  The following schedule summarizes changes in backlog on contracts during the year ended June 30, 1998. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.


                  Backlog balance at July 1, 1997                                                  $    6,088,048
                  Change orders to contracts in progress at July 1, 1997                               11,219,030
                  New contracts during the year ended June 30, 1998                                       806,914
                                                                                                   --------------
                                                                                                       18,113,992
                  Less: contract revenue earned during the year ended June 30, 1998                    17,062,873
                                                                                                   --------------

                  Backlog balance at June 30, 1998                                                 $    1,051,119
                                                                                                   ==============

NOTE 7       -    TRANSPORTATION, OFFICE EQUIPMENT AND FURNITURE

                  Transportation, office equipment and furniture is comprised of the following at June 30, 1998:


                   Transportation equipment                       $      183,317
                   Office equipment                                       20,431
                   Furniture & fixtures                                   18,311
                                                                  --------------
                                                                         222,059

                   Less: accumulated  depreciation                        14,975
                                                                  --------------

                                                                  $      207,084
                                                                  ==============


                  As of June 30, 1998, trucks amounting to $183,317 which are located in Chad (see Note 1) have not been depreciated since operations in Chad did not commence until October, 1998. Depreciation expense for the years ended June 30, 1998 and 1997 amounted to $6,733 and $4,902 respectively.

NOTE 8       -    ACCRUED EXPENSES

                  Accrued expenses consist of the following at June 30, 1998:

                           Wages and related union benefits    $      181,363
                           Professional fees                          125,000
                           Insurance                                1,500,254
                           Interest                                   109,544
                           Other                                       20,079
                                                               --------------
                                                               $    1,936,240
                                                               ==============

NOTE 9       -    INCOME TAXES

                  The Company has adopted SFAS No. 109. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  deferred taxes related primarily to differences between the financial and tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

                  For income tax purposes, the Company reports using a year end of December 31. The Company and its subsidiaries file tax returns separately for federal and state purposes.

                  The reconciliation of income tax computed at the federal statutory tax rate to income tax expense is as follows for the years ended June 30:

                                                                                       1998               1997
                                                                                  --------------     -------------
                      Tax computed at the federal statutory income tax rate       $      --              $(11,379)
                      Increase (reductions) resulting from:
                      state and local taxes, net of federal benefit                      --                (4,331)
                      Tax expense on subsidiary income, deferred income
                        tax benefit, and other miscellaneous permanent
                        differences                                                      --                158,585
                      Change in income tax accrual                                      (355,663)          --
                      Change in deferred tax asset valuation allowance                   378,800           --
                                                                                  --------------     -------------
                      Income tax expense                                          $       23,137     $     142,875
                                                                                  ==============     =============

                  The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations are as follows:

                                                                                         Year Ended June 30,
                                                                                      1998                1997
                                                                                  ------------       ------------
                      Federal statutory income tax rate                                     34%                34%
                      State and local income taxes, net
                        of federal benefit                                                  11%                11%
                      Benefit of graduated tax rates                                       (10%)              (10%)
                      Benefit of change in income tax
                        accrual and valuation allowance                                    (35%)               --
                                                                                          ----                ---
                      Effective income tax rate                                            NIL                 35%
                                                                                          ====                ===

                  The tax effects of significant items comprising the Company's net current deferred tax assets as of June 30, 1998 are as follows:

                      Allowance for doubtful accounts             $    784,000
                      Section 144 stock (IRC Section 83)               134,000
                                                                  ------------
                                                                       918,000
                      Less: Valuation allowance                       (918,000)
                                                                  ------------
                      Deferred current tax asset                  $          -
                                                                  =============

                  The tax effects of significant items comprising the Company's net non-current deferred tax assets as of June 30, 1998 are as follows:

                      Allowance for doubtful accounts             $     855,000
                      Net operating loss carryforwards                  750,000
                                                                  -------------
                                                                      1,605,000

                      Less valuation allowance                       (1,605,000)
                                                                  -------------
                      Deferred non-current tax asset              $           -
                                                                  =============


                  The Company has recorded a deferred tax asset with an estimated valuation allowance of 100% as of June 30, 1998 since the Company cannot determine that it is "more likely than not" that such asset will be realized.

                  At June 30, 1998, the Company had combined net operating loss carryforwards of approximately $2,142,000 which expire at various dates through 2013.

                  A portion of the combined net operating loss carryforwards are subject to provisions of the Internal Revenue Code, Section 382, which limits the use of net operating loss carryforwards when changes in ownership of more than 50% occur during a three year testing period.


NOTE 10      -    CONVERTIBLE DEBENTURES

                  In January 1998, the Company raised a net of $393,000, after commission and expenses, in connection with a Private Placement to fund the Chadian operation, from the sale of $450,000 of Convertible Debentures (the "Debentures") and Warrants. The Debentures and Warrants, as well as the Common Stock underlying same, were issued in a private transaction, exempt from the registration requirements of the Securities

                  Act of 1933, as amended (the "Act"). Such Debentures are due January 30, 2000 with interest accruing at 8% per annum. The Debentures, plus interest accrued thereon, are convertible into shares of Common Stock at the lesser of (i) 100% of the 5 day average closing bid price, as reported by Bloomberg, LP, for the 5 trading days immediately preceding the closing date (February 3, 1998) of the private placement (the "Private Placement" or "Private

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  Placement Offering") ($.80); or (ii) 75% of the 5-day average closing bid price, as reported by Bloomberg, LP, for the 5 trading days immediately preceding the date(s) of conversion of all or a portion of the Debentures.

                  Pursuant to the terms of the Private Placement, the Company must file a Registration Statement covering the shares of Common Stock to be issued upon conversion of the Debentures. Such conversion cannot occur earlier than 60 days from the closing date. If the Registration Statement is not declared effective within 90 days following the closing of the Private Placement, then as liquidated damages, the discount set forth in the Subscription Agreement and Debentures will increase by 2.5% per 30 day period or portion thereof pro rata until the Registration Statement is declared effective, or alternatively, if the Registration Statement has not been declared effective within said 90-day period, then at the purchaser's sole option, which option must be exercised by written notice to the Company, the Debentures shall convert to having been issued pursuant to Regulation S for qualifying Investors, with immediate availability to convert the Debentures.

                  In addition to Debentures, the investors received Warrants to purchase an aggregate of 25,000 shares of the Company's Common
                  Stock: 12,500 shares exercisable at $4.50 per share and 12,500 shares exercisable at $5.64 per share. The funds have being loaned to Worldwide to fund the Chadian operation.

                  As a result of the beneficial conversion feature, the Company recorded interest of approximately $150,000 based on the difference between the value of the shares to be issued upon conversion assuming the most beneficial conversion feature and the value of the convertible debentures amounting to $450,000. Such amount is amortized over the period between the date of issuance and the first eligible date of conversion. For the year ended June 30, 1998, the Company recorded $150,000 of the beneficial conversion feature as interest expense as a result of the Company's inability to complete the filing of a registration statement covering the underlying securities prior to 90 days after the closing date, the first possible conversion date. The recording of interest results in an effective interest rate of 141%. Lastly, the Company classified the convertible debenture as current since it was unable to file the registration statement within 90 days and accordingly such debenture became convertible into common stock.

NOTE 11      -    LONG TERM DEBT

            a)    Line of credit

                  During August 1994, the Company secured a $250,000 credit line with a bank at an interest rate of one and one half percent (11/2%) above the prime rate. The security for the line of credit was a certificate of deposit in the amount of $200,000 provided by NY. During April, 1998, such line of credit was repaid and accordingly therewith, the certificate of deposit provided as collateral was released by the bank.

            b)    Union dues payable

                  During December 1997, NY entered into an agreement with the Iron Workers Local 40, 361 and 417 Joint Security Funds (the "Union") in order to settle $1,750,000 of unpaid

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                  union dues previously recorded as accounts payable. NY agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, NY assigned its retainage receivable from a project as well as $1,750,000 of its related mechanic's lien on the project. Upon any funds being released or paid under such mechanic's lien, the Union will have priority and receive all funds until the debt is paid in full before NY may receive any funds. NY will then receive credit for any payment received by the Union related to the assigned portion of the mechanic's lien received. The amount outstanding at June 30, 1998 is $1,575,000, In connection with such liability, the Company has accrued $77,584 of interest as of June 30, 1998.

                  As of June 30, 1998, union dues payable matures as follows:

                      Year ending
                        June 30,
                      -----------
                         1999                                     $  300,000
                         2000                                        300,000
                         2001                                        300,000
                         2002                                        300,000
                         2003                                        300,000
                         Thereafter                                   75,000
                                                                  ----------

                                                                  $1,575,000
                                                                  ==========
NOTE 12      -    MINORITY INTEREST

                  As of June 30, 1998, the minority interest balance amounting to $2,191,802 is a result of the stock transactions and the proportionate share of income and losses attributable to the minority stockholders of NY.

NOTE 13      -    STOCKHOLDERS' EQUITY

             a)   Issuance of common shares

                  (i) On June 16, 1995 pursuant to Form S-8 Registration Statement filed with Securities and Exchange Commission the Company registered and issued 125,000 shares to a broker-dealer as consideration for a two year consulting agreement. During August 1996, the Board of Directors amended the consulting agreement and issued an additional 62,500 shares to such broker-dealer upon Nasdaq listing. Such shares were valued based on the average closing bid price on the date of issue with a 10% discount in order to reflect their fair value as a result of their restrictions. For the years ended June 30, 1998 and 1997, the Company recorded consulting expense related to this matter amounting to $135,000 and $112,500, respectively.

                  (ii) On August 15, 1995, the Company issued 37,500 shares of common stock to its President pursuant to the terms of the Company's Incentive Plan. Such shares were

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                         issued as compensation for the President's efforts with the Company and NY in the consummation of NY's initial public offering on August 14, 1995. Of the total 37,500 shares issued to the President, 12,500 shares immediately vested without restrictions and the remaining 25,000 shares vested pursuant to the restricted periods, whereby 12,500 shares vested on each August 15, 1996 and 1997. Such shares were valued based on the average closing bid price on the date of issue with a 10% discount in order to reflect their fair value as a result of their restrictions. For the years ended June 30, 1998 and 1997, compensation expense related to such issuance amounted to $4,950 and $67,650, respectively.

                  (iii) On May 13, 1996, an unrelated party loaned the Company's President $300,000 pursuant to a memorandum of understanding. The loan beared interest at 1% above prime, and it was due 90 days from receipt of funds. Simultaneously therewith, the Company's President loaned the Company the $300,000. Upon the Company being listed on NASDAQ (July 25, 1996), the Company liquidated such loan by issuing 100,000 shares to such unrelated party pursuant to regulation "S" under the Securities Act of 1933, as amended (the "Act"). The shares issued as consideration for the repayment of such loan were valued at the average closing bid price on the date the transaction was commenced. Accordingly, the Company recorded a financing expense amounting to $100,000 for the year ended June 30, 1997 resulting in a effective interest rate of approximately 100%.

                  (iv) During December 1996, the Company issued an aggregate of 28,654 common shares to certain employees pursuant to its Incentive Plan. In connection therewith, the Company recorded compensation expense amounting to $193,415 which is based on the average closing bid price of $7.50 per share for the month of December 1996 with a 10% discount in order to reflect their fair value as a result of their restrictions.

                  (v) During February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered a total of 172,404 common shares, of which, 143,750 shares underlie stock options pursuant to the Company's Incentive Plan. The options are exercisable at various prices ranging from $7.00 each to $7.70 each. During the year ended June 30, 1997, the Company's president exercised the option to purchase 31,250 common shares at $7.70 each by issuing to the Company a promissory note in the amount of $240,625. As of June 30, 1998 and 1997, the note has not been paid and has been classified as a reduction of stockholder's equity.

                  (vi) During June 1997, the Company issued 87,500 shares of common stock to R.S.J.J. Realty Corp., an entity wholly owned by the Company's president, in exchange for 270,000 shares of NY common stock as consideration for forgiveness of NY's rent payable to RSJJ. The shares issued to RSJJ in exchange of NY's shares have been valued based upon the balance of the rent payable of $480,000.

                  (vii) During December 1997, the Company authorized the issuance of 62,500 shares of its common stock during the third quarter of its fiscal year pursuant to the Incentive Plan. Of the 62,500 shares, all of which were issued in March 1998, 37,500 were issued to the Company's President, and 6,250 shares each were issued to each of the

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                         Company's Secretary and Treasurer. Half of these shares vested on June 1, 1998, and half vest on January 1, 1999. The remaining 12,500 shares were issued to consultants of the Company. The Company also authorized and filed a Post-Effective Amendment to the Form S-8 Registration Statement initially filed in February 1997 to register the resale of the aforesaid shares and to reflect the increase (to 2,000,000) in the number of shares which may be issued under the plan. In connection with the issuance of common shares, the Company recorded deferred compensation and consulting expense amounting to $207,000 which is based on the average closing bid price of $3.68 per share for the third quarter of the Company's fiscal year, with a 10% discount in order to reflect their fair value as a result of their restrictions upon issuance. The expense associated with the shares which do not vest immediately have been recorded as deferred compensation and are being amortized over the vesting period.

                  (viii) During February 1998, NY agreed to issue 106,667 shares of its common stock to the Company as consideration to the Company for issuing 48,000 shares of its own common stock to RSJJ in consideration for payment in full of the rent due by NY to RSJJ for the period from January 1, 1998 through December 31, 1998. The value of the shares issued by the Company is recorded at the fair value of the rent otherwise due under the lease which amounted to $240,000.

             b)   Issuance of Subsidiary Common Shares

                  (i) During February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, NY registered 125,000 common shares underlying options of NY's President pursuant to NY's Senior Management Incentive Plan ("NY's Incentive Plan"). The options were granted December 2, 1996 and were exercisable at $1.10 per share (110% of the bid price of $1.00 per share on November 27,
                           1996) and expire on November 27, 2001. These options were exercised on March 25, 1997 resulting in NY issuing 125,000 shares of common stock.

                  (ii) During June 1997, pursuant to an agreement with RSJJ to settle $480,000 in accrued rent, NY issued 270,000 shares of its common stock to the Company, for the cancellation of the debt owed to RSJJ. The Company, in turn, issued 50,000 shares of its common stock to its President and 37,500 shares of common stock to RSJJ. RSJJ then transferred all of such common shares to its mortgagor, which agreed to accept said shares as payment of RSJJ's outstanding mortgage. These shares have been valued at $480,000 which represents the amount of unpaid rent as of December 31, 1997.

                  (iii) During December 1997, NY authorized the issuance, in its third quarter, of 290,000 shares of Common Stock, pursuant to NY's Incentive Plan. Of the 290,000 shares issued in March 1998 to management, 150,000 were issued to NY's President, 70,000 were issued to NY's Secretary, and 70,000 were issued to NY's Treasurer. Half of these shares vested on June 1, 1998, and half vest on January 1, 1999. NY also authorized the filing of a Post-Effective Amendment to the Form S-8 Registration Statement initially filed in February 1997 to register for resale the 290,000 common shares issued pursuant to NY's Incentive Plan. In addition to

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                           the foregoing, NY also authorized the issuance of 50,000 common shares to certain of its employees and consultants. In connection with these issuances, NY recorded deferred compensation and consulting expenses amounting to approximately $459,000 which is based on the average closing bid price of $1.50 per share for the month of March 1998, with a 10% discount in order to reflect their fair value as a result of their restrictions at time of issuance. The above shares which do not vest immediately and were recorded as deferred compensation, are being amortized over the vesting period. For the year ended June 30, 1998, compensation and consulting expense amounted to $291,215.

                  (iv) During February 1998, NY issued 106,667 shares of its common stock to the Company as consideration to the Company for issuing 48,000 shares of its own common stock to RSJJ in consideration for payment in full of the rent due by NY to RSJJ for the period from January 1, 1998 through December 31, 1998. The value of the shares issued by NY is recorded at the value of the rent otherwise due under the lease which amounted to $240,000.

NOTE 14      -    COMMITMENT AND CONTINGENCIES

            a)    Disclosure of significant estimates - revenue recognition

                  As outlined in Note 3 the Company's construction revenue is recognized on the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract by contract basis by reference to estimates by the Company's management and engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimated may be subject to revision in the normal course of business.

            b)    Leases

                  NY leases its administrative offices pursuant to a signed lease agreement with RSJJ, an entity wholly-owned by the Company's President. Such lease requires monthly payments of $20,000 and expires on December 31, 1998. As of June 30, 1998, under such lease agreement, NY is required to make future minimum lease payments amounting to $120,000 through December 31, 1998, however, as a result of the transaction described in
                  Note 13A(viii) NY has prepaid its rent in full through December 31, 1998. Subsequent to December 31, 1998, NY plans on leasing such facility on a month to month basis from RSJJ for a reduced monthly amount to be negotiated.

                  NY also leased storage space pursuant to a month to month agreement requiring monthly payments of $3,500. As of June 30, 1998, NY settled unpaid rent for $10,000 and vacated such premises.

                  Included in selling, general, and administrative expenses is rent expense which amounted to $240,000 and $240,000 for the years ended June 30, 1998 and 1997, respectively. The rent associated with the storage space which amounted to approximately $31,000 and $42,000 respectively for the years ended June 30, 1998 and 1997 has been included in cost of revenue.

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


            c)    Significant customers and vendors

                  For the years ended June 30, 1998 and 1997, the Company had three unrelated customers respectively, which accounted for approximately 61%, 14%, 17%, and 53%, 19%, 15%, respectively, of total revenues. As of June 30, 1998 the Company had two unrelated customers which accounted for approximately 65% and 11% of total net contract and retainage receivables.

            d)    Seasonality

                  NY operates in an industry which may be seasonal, generally due to inclement weather occurring during the winter months. Accordingly, NY, may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Quarterly results may also be affected by the timing of bid solicitations by governmental authorities or the stage of completion of major projects.

            e)    Bonding requirements

                  NY is required to provide bid and/or performance bonds in connection with governmental construction projects. There can be no assurance that NY will be able to obtain future bonding as a result of its financial condition.

            f)    Mechanics' liens

                  As of June 30, 1998, various actions to foreclose upon mechanics liens filed during the last two fiscal years were commenced. Such actions amounted to approximately $15,544,324. The mechanic's liens have been filed in relation to work completed and billed. The liens filed also include claims, interest, and other costs not included in revenue or contracts and retainage receivables. The Company elected not to recognize any portion of the additional revenue associated which any contract claims until the amounts recovered can be accurately estimated. Based upon the assessment of management, the Company has recorded an allowance for doubtful accounts to adjust its receivable to their estimated realizable amount.

            g)    Payroll taxes

                  As of June 30, 1998, the Company owes approximately $2,616,742 of payroll taxes and related estimated penalties and interest. As of June 30, 1998 and subsequent thereto, federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although as of June 30, 1998, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make monthly payments as funds become available.

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

            h)    Legal proceedings

                  i) NY is a defendant in a proposed settlement regarding the State Insurance Fund for unpaid worker's compensation insurance for the period from April 29, 1993 to December 31, 1994. As of December 4, 1998, negotiations for a final settlement are in their final stages. The Company as of June 30, 1998, has accrued approximately $300,000 based on the expected settlement amount, which has been included in accrued expenses.

                  ii) In connection with various mechanic liens filed as discussed in note 14(f), certain actions were commenced against the Company during the fiscal year ended June 30, 1998 as follows:

                         a) A customer of NY is seeking judgement in the amount of $500,000,000 for violation of contract, interference of contract and punitive damages. The Company has filed a mechanic lien for $13,640,747 relating to work performed at the project. The Company is in the process of pretrial discovery which is scheduled to be completed by June, 1999. The Company intends to vigorously defend against any claims as well as vigorously prosecute its claims against the owner of the project.

                         b) General contractor commenced an action to recover a total of $6,326,000 which includes cost to complete the job, and delay and other damages. The Company has commenced an action for extras and retainage due and filed a mechanic lien in the amount of $1,488,775 in addition for damages amounting to $759,500 for contract interference. The Company intends to vigorously defend against any claims as well as vigorously prosecute its claims against the general contractor.

                         c) While the ultimate outcome of these matters cannot be determined presently with certainty, management is of the opinion that the outcome will not have a material adverse effect on the Company's consolidated financial position.

                  iii) During August 1998, a majority of the Company's, it subsidiaries', as well as its President's and Chairman's affiliated entities books and records were seized in connection with a Grand Jury Subpoena from the United States District Court for the Eastern District of New York. Grand Jury investigations can result in a range of actions from a finding of no true bill to indictments and prosecutions for any number of federal offenses. Criminal prosecutions can result in a wide range of penalties, including probation, imprisonment, fines, restitution and forfeiture of assets depending upon the specific type and severity of the offense. As Grand Jury investigations are secret, legal counsel is not at liberty to comment upon the investigation. Additionally, since the investigation is in its initial stages, legal counsel cannot comment regarding any possible liability of the Company. Accordingly, as of June 30, 1998, no accrual for any potential loss contingency has been made.

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                  iv) The Company is a party to various claims and legal proceedings incidental to its business. In management's opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial statements of the Company taken as a whole.

            i)    Claims

                         The Company elected not to recognize any portion of the revenue associated with any contract claims until the amounts recoverable can be accurately estimated. Claims are amounts in excess of the agreed contract price which the Company seeks to collect for customer caused delays, errors in specifications and designs, contract terminations, and change orders in dispute or unapproved.

            j)    Year 2000 Compliance

                  The Company has reviewed its computer software for Year 2000 compliance and does not anticipate any adverse effects on its financial condition, liquidity or results of operations.

            k)     Foreign Assets

                  Worldwide's operations, as well as its transportation equipment amounting to $183,317, are located in Chad, a country located in Northern Central Africa, accordingly, the Company is subject to certain risks associated with foreign currency and political changes.

            l)     Environmental

                  The Company is subject to rules and regulations from federal and state agencies in connection with safety rules and environmental safety. The failure to comply with such rules and regulations may have an adverse effect on the Company's operations. The Company believes that it is in substantial compliance with all applicable rules and regulations.

NOTE 15      -    RELATED PARTY TRANSACTIONS

            a)    Due from related parties

                  As of June 30, 1998, the Company has advanced funds to various affiliates. These advances are non-interest bearing and are due on demand. As of June 30, 1998 such advances amounted to $103,050.

            b)    Due to related parties

                  As of June 30, 1998, the total due to officers and affiliates, amounting to $215,932, represents advances made by the President of the Company and affiliated entities which bear no interest and are due on demand.

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


            c)    Rent expense

                  Included in general and administrative expenses is rent expense paid in cash and stock by NY pursuant to a signed lease agreement with RSJJ a company owned by the Company's President. The lease expires December 31, 1998. Rent expensed for both years ended June 30, 1998 and 1997 amounted to $240,000.
                  (See Note 14b for additional information)

            d)    Purchase of material and labor

                  For the years ended June 30, 1998 and 1997 NY purchased from Crown Crane, Inc. approximately $154,856 and $214,000, respectively, for rental of machinery and equipment in connection with its steel erection services. Crown Crane, Inc. is an entity which is 50% owned by the Company's President. As of June 30, 1998, $107,911 is owed to Crown Crane, Inc. which has been included in due to related parties.

                  During the year ended June 30, 1998 and 1997, the Company paid $44,000 and $35,000 respectively to Atlas Gem Leasing Inc. ("AGLI") for certain machinery and equipment necessary to perform steel erection services. AGLI is an entity wholly owned by the Company's President.

            e)    Employment agreement

                  On April 4, 1995 NY entered into an employment agreement with its President and Director for a term of approximately three
                  (3) years which expired on June 30, 1998. NY and the Company's President formally elected to extend the agreement for an additional three years until June 30, 2001 under the same terms. The employment agreement provides for an annual salary of $300,000 with a 10% annual escalation subject to adjustment by the Board of Directors. In addition, the President and Director was granted options to purchase 6,250 shares of NY's common stock, all of which options are vested and expire in April 2000. The exercise price of the options are equal to 110% of the stock price in the initial public offering. The foregoing options are intended to qualify as incentive stock options. In addition, the President receives an annual non-accountable expense allowance of $50,000 and NY shall pay premiums on a $3,500,000 life insurance policy for the benefit of individuals designated by the President, with an estimated annual premium of $80,000.

NOTE 16      -    EARNINGS PER SHARE

                  As of June 30, 1998, the Company adopted FAS Statement No. 128, "Earnings per Share". Accordingly, diluted earnings per common share for all prior periods have been restated.

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                  Basic earnings per common share are based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible debentures and convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.

                  For the years ended June 30, 1998 and 1997, earnings per share under SFAS 128 was the same as if it were computed in accordance with the prior rule. The computation of basic and diluted earnings per common share for "loss before discontinued operations" is as follows:

                                                            For the year
                                                            ended June 30,
                                                    ----------------------------
                                                        1998              1997
                                                    -----------      -----------

Net (loss)                                          $(2,343,482)     $  (510,799)

Denominator:
Computation of basic earning per share ("EPS"):
Weighted average common shares outstanding            1,906,995        1,726,619
                                                    -----------      -----------

Basic EPS                                           $     (1.23)     $      (.30)
                                                    ===========      ===========

Computation of diluted EPS:
Weighted average common share outstanding             1,906,995        1,726,619

Potentially dilutive shares:
Weighted average shares issuable under options          (a) (b)          (a) (b)

Weighted average shares outstanding & available       1,906,995        1,726,619
                                                    -----------      -----------

Diluted EPS                                         $     (1.23)     $      (.30)
                                                    ===========      ===========

                  (a) Shares issuable under options, were not included in the computation of diluted EPS since the options' exercise prices were greater than the average market price of the common shares.

                  (b) In accordance with the provisions of SFAS No. 128, no potential dilutive shares have been included in the computation of diluted EPS as the Company has a loss from continuing operations.

NOTE 17      -    STOCK COMPENSATION PLANS

                  i) During December 1994, the Company adopted its Incentive Plan. The Incentive Plan was adopted in order to attract and retain qualified personnel, whose performance

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                         is expected to have a substantial impact on the Company's long term profit and growth potential. The Incentive Plan provides for an issuance of up to 2,000,000 shares of the Company's common stock.


                         The status of the Company's stock option plan is summarized for the years ended June 30. 1998 and 1997:

                                                  Number of            Exercise
                                                   options              price
                                                  --------          ------------
Outstanding at June 30, 1996                          --            $       --
    Granted                                        143,750             7 to 7.70
    Exercised                                      (31,250)                 7.70
    Cancelled                                         --                    --
                                                  --------          ------------
Outstanding at June 30, 1997                       112,500             7 to 7.70
    Granted                                           --                    --
    Exercised                                         --                    --
    Cancelled                                         --                    --
                                                  --------          ------------
Outstanding at June 30, 1998                       112,500             7 to 7.70
                                                  ========          ============

                ii) During December 1994, NY adopted the NY's Incentive Plan. NY's Incentive Plan was adopted in order to attract and retain qualified personnel, whose performance is expected to have a substantial impact on NY's long term profit and growth potential. NY's Incentive Plan provides for an issuance of up to 1,000,000 shares of its common stock.

                         The status of NY's stock option plan is summarized below for the years ended June 30, 1998 and 1997:

                                                      Number of            Exercise
                                                       options               price
Outstanding at June 30, 1996                          $  25,000            $   5.50
    Granted                                             125,000                1.10
    Exercised                                          (125,000)               1.10
    Cancelled                                              --                    --
                                                      ---------            --------
Outstanding at June 30, 1997                             25,000                5.50
    Granted                                                --                    --
Exercised                                                  --                    --
    Cancelled                                              --                    --
                                                      ---------            --------
Outstanding at June 30, 1998                          $  25,000            $   5.50
                                                      =========            ========

                For companies that choose to continue applying APB No. 25, SFAS No. 123 requires certain proforma disclosures as if the fair value method had been utilized. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value on the grant dates for award under the plan consistent with the method of SFAS No. 123, the Company's net loss per share would have been reduced to the pro forma amounts

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                indicated below utilizing the Black-Scholes stock option model, a discount rate of 8.5%, a volatility of 100%, no expected dividend yield and an expected remaining life of three years.

                                                        For the year
                                                        ended June 30,
                                              ---------------------------------
                                                   1998                 1997
                                              -------------       -------------
Net loss              -      as reported      $  (2,343,482)      $    (875,238)
                                              =============       =============
                      -      pro-forma        $  (2,343,482)      $  (1,660,738)
                                              =============       =============


Basic EPS             -      as reported      $       (1.23)      $        (.51)
                                              =============       =============
                      -      pro-forma        $       (1.23)      $        (.96)
                                              =============       =============

                  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

NOTE 18      -    DISCONTINUED OPERATIONS

            a)    Agreement for Deed in Lieu of Foreclosure

                  On March 10, 1997, One Carnegie executed an agreement with its mortgage holder, whereby the property secured by the mortgage and owned by One Carnegie and rented to MD, would be transferred to the mortgage holder. As additional consideration, One Carnegie executed a promissory note in the amount of $150,000 naming the mortgage holder as payee. The operations of One Carnegie have not been reported previously as a separate segment as all of One Carnegie's revenue was derived from MD; however, its assets, liabilities, and results of operations are clearly distinguishable from the other assets, liabilities, and results of operations of the Company, and as such, the property and related accumulated depreciation, accrued interest, and mortgage payable have been recorded as assets and liabilities of discontinued operations during its June 30, 1997 year end. The transaction was completed in August 1997, resulting in a loss on disposal of $83,622. Expenses of One Carnegie included depreciation, interest, and real estate taxes. All income is eliminated in consolidation, resulting in losses from discontinued operations prior to disposal.

                           USABG CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 19      -    SUBSEQUENT EVENTS

                  One May 12, 1998, the Company executed a letter of intent to sell all of its stock in NY to Amalgamated Resources Management S.A. ("ARM") for an aggregate of $10,220,000. This sale was to occur simultaneously with the closing of NY's acquisition of 51% of the common stock of First Anglo-Swiss Holdings, Inc. ("FAS") in exchange for 510,000 shares of NY's common stock. The intent of such transaction was mutually terminated during August 1998.