Form 10QSB
period 1998-09-30
USABG CORP
filed 1999-02-02
CIK 846464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   SEPTEMBER 30, 1998
                                                 ------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from        to

                        Commission File Number: 0-28140

                                   USABG Corp.
--------------------------------------------------------------------------------
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

                               Yes [ X ]  No [   ]

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

Common stock, par value $.001 per share: 1,961,037 shares outstanding as of January 20, 1999.

                                   USABG CORP.
                                      INDEX
                                                                       Page
                                                                       ----

PART 1 - FINANCIAL INFORMATION:

    ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 30, 1998
          (Unaudited) and June 30, 1998                                  1-2

         Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended September 30, 1998 and 1997          3

         Consolidated Statement of Stockholders' Equity (Unaudited)
           for the Three Months Ended September 30, 1998                  4

         Consolidated Statements of Cash Flows (Unaudited)
           for the Three Months Ended September 30, 1998 and 1997        5-6

         Notes to Consolidated Financial Statements                      7-17

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                     18-25

PART 2 - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS                                        26

        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                26

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                          26

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      26

        ITEM 5 - OTHER INFORMATION                                        26

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         26

                 SIGNATURES                                               27

                                                    USABG CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                                    (Unaudited)
                                                                                                    September 30,       June 30,
                                                                                                         1998             1998
                                                                                                    ------------      ------------
                               ASSETS
Current assets:
    Cash                                                                                            $    210,678      $    184,709
    Contracts and retainage receivable, net                                                            3,116,442         2,266,864
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                             51,877           321,854
    Due from related parties                                                                                --             103,050
    Other current assets                                                                                 107,002            84,721
                                                                                                    ------------      ------------
         Total current assets                                                                          3,485,999         2,961,198
                                                                                                    ------------      ------------

Contracts and retainage receivable, net-non-current portion                                            8,400,581         8,400,581
Transportation and office equipment, net                                                                 266,488           207,084
Other assets                                                                                               1,350             1,100
                                                                                                    ------------      ------------

Total assets                                                                                        $ 12,154,418      $ 11,569,963
                                                                                                    ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, including cash overdrafts of $122
     and $96,867, respectively                                                                      $  1,443,686      $  1,430,990
    Accrued expenses                                                                                   1,854,096         1,936,240
    Payroll taxes payable                                                                              2,809,794         2,616,742
    Income taxes payable                                                                                 224,716           166,716
    Convertible debentures                                                                               450,000           450,000
    Current portion of long-term debt                                                                    300,000           300,000
    Due to related parties                                                                               418,102           215,932
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                             59,980            21,922
    Liabilities of discontinued operations                                                               150,000           150,000
                                                                                                    ------------      ------------
         Total current liabilities                                                                     7,710,374         7,288,542
                                                                                                    ------------      ------------

Long-term debt, net of current portion                                                                 1,200,000         1,275,000
                                                                                                    ------------      ------------


Total Liabilities                                                                                      8,910,374         8,563,542
                                                                                                    ------------      ------------

Minority interest                                                                                      2,263,302         2,191,802
                                                                                                    ------------      ------------

Commitments and contingencies (Note 7)                                                                      --                --

                                                    USABG CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (continued)

                                                                                                    (Unaudited)
                                                                                                    September 30,      June 30,
                                                                                                        1998              1998
                                                                                                    ------------      ------------

Stockholders' equity:
    Preferred stock,  authorized 10,000,000,  issued and outstanding -0- shares
    Common stock, $.001 par value, authorized 50,000,000 shares,
     issued and outstanding 1,961,037                                                                      1,961             1,961
    Additional paid-in capital                                                                         4,865,447         4,865,447
    Accumulated deficit                                                                               (3,383,036)       (3,430,909)
                                                                                                    ------------      ------------
         Subtotal stockholders' equity                                                                 1,484,372         1,436,499
                                                                                                    ------------      ------------

         Less:  stock subscription receivable and other stockholders' deductions                        (503,630)         (621,880)
                                                                                                    ------------      ------------

Total stockholders' equity                                                                               980,742           814,619
                                                                                                    ------------      ------------

Total liabilities and stockholders' equity                                                          $ 12,154,418      $ 11,569,963
                                                                                                    ============      ============

           See notes to consolidated financial statements (unaudited)

                          USABG CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                             1998             1997
                                                          -----------      -----------
Revenues                                                  $ 2,168,383      $ 8,918,385
                                                          -----------      -----------

Costs and expenses:
     Cost of contract revenues                              1,347,424        7,536,092
     General and administrative expenses                      607,616          678,487
                                                          -----------      -----------
       Total costs and expenses                             1,955,040        8,214,579
                                                          -----------      -----------

Income from operations before other income (expense),
 minority interest and provision for income taxes             213,343          703,806
                                                          -----------      -----------

Other income (expense):
     Interest expense                                         (36,000)          (3,900)
     Interest income                                               30            2,948
                                                          -----------      -----------
       Total other income (expenses)                          (35,970)            (952)
                                                          -----------      -----------

Income from operations before minority interest
 and provision for income taxes                               177,373          702,854

Minority interest in net income                               (71,500)      (264,380))
                                                          -----------      -----------

Income before provision for income tax expense                105,873          438,474

Provision for income tax expense                               58,000          127,158
                                                          -----------      -----------


Net income                                                $    47,873      $   311,316
                                                          ===========      ===========
Net loss per common equivalent share:
     Basic:
       Net income                                         $       .02      $       .17
                                                          ===========      ===========
     Diluted:
       Net income                                         $       .02      $       .17
                                                          ===========      ===========

Weighted average number of common shares outstanding        1,961,037        1,850,537
                                                          ===========      ===========

          See notes to consolidated financial statements (unaudited).

                                                    USABG CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                             (UNAUDITED)



                                                 Common
                                                  stock
                                                                       Additional                                           Total
                                       ---------------------------       paid-in       Accumulated         Other       Stockholders'
                                          Shares          Amount         capital         deficit        deductions         equity
                                       -----------     -----------     -----------     -----------      -----------      -----------
Balances at July 1, 1998                 1,961,037     $     1,961     $ 4,865,447     $(3,430,909)     $  (621,880)     $   814,619



Amortization of prepaid rent                  --              --              --              --             60,000           60,000

Amortization of deferred expenses in
  connection with issuances of common
  stock                                       --              --              --              --             58,250           58,250

Net income for the three months ended
 September 30, 1998                           --              --              --            47,873             --             47,873
                                       -----------     -----------     -----------     -----------      -----------      -----------

Balances at September 30, 1998           1,961,037     $     1,961     $ 4,865,447     $(3,383,036)     $  (503,630)     $   980,742
                                       ===========     ===========     ===========     ===========      ===========      ===========


           See notes to consolidated financial statements (unaudited)

                                 USABG CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                          (UNAUDITED)

                                                                      1998             1997
                                                                 -----------      -----------
Operating activities:
  Net loss                                                       $    47,873      $   311,316
  Adjustments to reconcile net loss to net
   cash (used for) provided by  operating activities:
     Depreciation and amortization                                      --             24,400
     Amortization of deferred compensation & consulting               58,250             --
     Bad debt recovery                                                  --            (28,000)
     Amortization of prepaid rent and interest                        60,000             --
     Deferred income tax expense                                        --                700
     Minority interest in net income (loss)                           71,500          264,380
  Decrease (increase) in:
     Contracts and retainage receivable                             (849,578)      (2,311,003)
     Other current assets                                            (22,280)          (6,501)
     Costs and estimated earnings in excess of
      billing on uncompleted contracts                               269,977          176,201
     Other assets                                                       (250)            --
  Increase (decrease) in:
     Accounts payable                                                 12,695          324,130
     Accrued expenses                                                (82,144)         509,478
     Payroll taxes payable                                           193,052          717,009
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                        38,058          (12,471)
     Income taxes payable                                             58,000          126,458
                                                                 -----------      -----------
        Net cash (used for) provided by operating activities        (144,847)          96,097
                                                                 -----------      -----------

Investing activities:
  Transportation and office equipment                                (59,404)          (3,823)
  Increase in restricted cash                                           --             (2,948)
                                                                 -----------      -----------
        Net cash used for investing activities                       (59,404)          (6,771)
                                                                 -----------      -----------

Financing activities:
  Net borrowings from (repayments to) related parties                305,220         (185,983)
  Repayments of note payable                                         (75,000)            --
                                                                 -----------      -----------
        Net cash provided by (used for) financing activities         230,220         (185,983)
                                                                 -----------      -----------

Net increase (decrease) in cash                                       25,969          (96,657)
Cash, beginning                                                      184,709          555,435
                                                                 -----------      -----------
Cash, ending                                                     $   210,678      $   458,778
                                                                 ===========      ===========

                                 USABG CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                          (UNAUDITED)
                                          (continued)

                                                                      1998             1997
                                                                 -----------      -----------
Supplemental  disclosure  of cash flow  information:
Cash paid  during the nine months for:
     Interest                                                    $      --        $     3,900
                                                                 ===========      ===========
     Taxes                                                       $      --        $      --
                                                                 ===========      ===========

           See notes to consolidated financial statements (unaudited).

                          USABG CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

NOTE 1       -    GENERAL


                  The consolidated financial statements of USABG Corp. (the "Company") at September 30, 1998 include the accounts of its subsidiary, USA Bridge Construction of N.Y. Inc ("NY") (48.5%) and its wholly-owned subsidiaries, Royal Steel Services, Inc. (Royal"), Worldwide Construction Limited ("Worldwide"), One Carnegie Court Associates, Ltd. ("One Carnegie") and USA Bridge Construction Corp. (Maryland), ("MD"), after elimination of all significant intercompany transactions and accounts. The Company's President and Chairman of the Board owns 7.5% of NYs common stock . By virtue of his ownership interest of 66.3% of the outstanding shares of common stock of the Company, the Company may be deemed the beneficial owner of those shares of NY common stock held by its President, resulting in the Company having a direct and indirect controlling financial interest of 56% of NY.

                  Royal Steel was formed during November 1997, in order for the Company to conduct work on its smaller base contracts. Worldwide was formed by the Company in December 1997 and is a British Virgin Islands corporation. It was formed as a holding Company intended to own 80% of each of Falcon TChad SA ("Falcon") and Port Shop S.A. ("PortShop"), both of which companies were formed in N'djamena, Chad. Falcon was formed in February 1998 to operate as a full service transportation, forwarding and warehousing company. PortShop was formed in February 1998 to stock a duty free store in Chad's sole international airport. Worldwide operateS as the liaison between PortShop and Falcon, and the governmental or private entities with which PortShop and Falcon intend to contract in Chad. As of September 30,1998, the only activity in Worldwide was consulting AND travel expenses, and the purchase of trucks by Falcon.

                  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the consolidated interim financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited consolidated financial statements and footnotes thereto at June 30, 1998, included in the Company's Annual Report Form 10-KSB, filed with the Securities and Exchange Commission.

                          USABG CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

NOTE 2       -    GOING CONCERN

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended June 30, 1998 and 1997 the Company generated a net loss amounting to $2,343,482 and $875,238 respectively after recording bad debt expense amounting to $2,403,815 and $1,287,362 respectively in connection with the settlement of certain contract receivable and by increasing its allowance for bad debts as a result of various mechanic's liens placed on completed contracts during the years ended June 30, 1998 and 1997.

                  As of September 30, 1998 and June 30, 1998, the Company has a working capital deficiency amounting to $4,224,375 and $4,327,344 respectively as a result of classifying certain contracts and retainages receivables as non-current since the timing of their collectibility cannot be determined due to the pending litigations in conjunction with pending change orders on completed contracts.

                  As of September 30, 1998, the Company's backlog amounted to approximately $900,000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts and from contracts on which work has not yet begun.

                  Lastly, as of September 30, 1998 the Company owes approximately $2,809,794 of payroll taxes and related penalties and interest. Certain taxing authorities have filed liens against the Company as a result of the unpaid payroll taxes.

                  The Company is aggressively trying to obtain additional contracts in order to mitigate its minimal backlog and vigorously attempting to settle disputes in connection with mechanic's lien placed on certain projects in order to collect its receivables and liquidate its unpaid payroll taxes, however, there can be no assurance that it will be able to obtain additional contracts, settle its disputes, and liquidate its payroll taxes.

                  These  factors  raise  substantial  doubt about the  Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

                          USABG CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

NOTE 3       -    LONG TERM DEBT

                  Union dues payable

                  During December 1997, NY entered into an agreement with the Iron Workers Local 40, 361 and 417 Joint Security Funds (the "Union") in order to liquidate originally $1,750,000 owed relating to unpaid union dues previously recorded as accounts payable. NY agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, NY assigned its retainage receivable from a project as well as $1,750,000 of its related mechanic's lien. Upon any funds being released or paid under such mechanic's lien, the Union will have priority and receive all funds until the debt is paid in full before NY may receive any funds. NY will receive credit for any payment received by the Union related to the assigned portion of the mechanic's lien. The amount outstanding at September 30, 1998 is $1,500,000 of which $300,000 has been classified as current. In connection with such liability, the Company has accrued $113,584 of interest as of September 30, 1998.

                  Union dues payable are due as follows:

                      Year ending
                        June 30,
                        --------

                         1999                                    $    225,000
                         2000                                         300,000
                         2001                                         300,000
                         2002                                         300,000
                         2003                                         300,000
                         Thereafter                                    75,000
                                                                -------------

                                                                $   1,500,000
                                                                =============


NOTE 4       -    CONVERTIBLE DEBENTURE

                  In January 1998, the Company raised a net of $393,000, after commission and expenses, in connection with a Private Placement to fund the Chadian operation, from the sale of a $450,000 of convertible debentures (the "Debentures") and Warrants. The Debentures and Warrants, as well as the Common Stock underlying same, were issued in a private transaction, exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"). Such Debentures are due January 30, 2000 with interest accruing at 8% per annum. The Debentures, plus interest accrued thereon, are convertible into shares of Common Stock at the lesser of (i) 100% of the 5 day average closing bid price, as reported by Bloomberg, LP,

                          USABG CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                  for the 5 trading days immediately preceding the closing date (February 3, 1998) of the private placement (the "Private Placement" or "Private Placement Offering") ($.80); or (ii) 75% of the 5-day average closing bid price, as reported by Bloomberg, LP, for the 5 trading days immediately preceding the date(s) of conversion of all or a portion of the Debentures.

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


NOTE 5       -    MINORITY INTEREST

                  As of September 30, 1998 and June 30, 1998, the minority interest balance amounting to $2,263,302 and $2,191,802, respectively, is a result of the stock transaction of NY and the proportionate share of income and losses attributable to the minority stockholders from inception to September 30,1998 and June 30, 1998, respectively.

NOTE 6       -    STOCKHOLDERS' EQUITY

             a)   Issuance of common shares

                  (i) On June 16, 1995 pursuant to Form S-8 Registration Statement filed with Securities and Exchange Commission the Company registered and issued 125,000 shares to a broker-dealer as consideration for a two year

                          USABG CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                         consulting agreement. During August 1996, the Board of Directors amended the consulting agreement and issued an additional 62,500 shares to such broker-dealer upon Nasdaq listing. Such shares were valued based on the average closing bid price on the date of issue with a 10% discount in order to reflect their fair value as a result of their restrictions. For the Three months ended September 30, 1998 and 1997, the Company recorded consulting expense amounting to $22,500 and $ 33,750 respectively.

                  (ii) On August 15, 1995, the Company issued 37,500 shares of common stock to its President pursuant to the terms of the Company's Incentive Plan. Such shares were issued as compensation for the President's efforts with the Company and NY in the consummation of NY's initial public offering on August 14, 1995. Of the total 37,500 shares issued to the President, 12,500 shares immediately vested without restrictions and the remaining 25,000 shares vested pursuant to the restricted periods, whereby 12,500 shares vested on each August 15, 1996 and 1997. Such shares were valued based on the average closing bid price on the date of issue with a 10% discount in order to reflect their fair value as a result of their restrictions. For the three months ended September 30, 1998 and 1997, compensation expense amounted to $ -0- and $ 4,950 respectively.

                  (iii) During February 1997, pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission, the Company registered a total of 172,404 common shares, of which, 143,750 shares underlie stock options pursuant to the Company's Incentive Plan. The options are exercisable at various prices ranging from $7.00 each to $7.70 each. As of June 30, 1998, the Company's president has exercised the option to purchase 31,250 common shares at $7.70 each. The Company received a promissory note in the amount of $240,625 as consideration for such common shares which has been classified as a reduction of stockholder's equity.

                  (iv) During December 1997, the Company authorized the issuance of 62,500 shares of its common stock during the third quarter of its fiscal year pursuant to the Incentive Plan. Of the 62,500 shares, all of which were issued in March 1998, 37,500 were issued to the Company's President, and 6,250 shares each were issued to each of the Company's Secretary and Treasurer. Half

                          USABG CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                         of these shares vested on June 1, 1998, and half vest on January 1, 1999. The remaining 12,500 shares were issued to consultants of the Company. The Company also authorized and filed a Post-Effective Amendment to the Form S-8 Registration Statement initially filed in February 1997 to register the resale of the aforesaid shares and to reflect the increase (to 500,000) in the number of shares which may be issued under the plan. In connection with the issuance of common shares, the Company recorded deferred compensation and consulting expense amounting to $207,000 which is based on the average closing bid price of $3.68 per share for the third quarter of the Company's fiscal year, with a 10% discount in order to reflect their fair value as a result of their restrictions upon issuance. The above shares which do not vest immediately which have been recorded as deferred compensation are being amortized over the vesting period.

                  (v) During February 1998, NY agreed to issue 106,667 shares of its common stock to the Company as consideration to the Company for issuing 48,000 shares of its own common stock to RSJJ in consideration for payment in full of the rent due by NY to RSJJ for the period from January 1, 1998 through December 31, 1998. The value of the shares issued by the Company is recorded at the fair value of the rent otherwise due under the lease which amounted to $240,000.

             b)    Issuance of Subsidiary Common Shares

                  (i) During December 1997, NY authorized the issuance, in its third quarter, of 290,000 shares of Common Stock, pursuant to NY's Incentive Plan. Of the 290,000 shares issued in March 1998 to management, 150,000 were issued to NY's President, 70,000 were issued to NY's Secretary, and 70,000 were issued to NY's Treasurer. Half of these shares vested on June 1, 1998, and half vest on January 1, 1999. NY also authorized the filing of a Post-Effective Amendment to the Form S-8 Registration Statement initially filed in February 1997 to register for resale the 290,000 common shares issued pursuant to NY's Incentive Plan. In addition to the foregoing, NY also authorized the issuance of 50,000 common shares to certain of its employees and consultants. In connection with these issuances, NY recorded deferred compensation and consulting expenses amounting to approximately $459,000 which is based on

                          USABG CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                         the average closing bid price of $1.50 per share for the month of March 1998, with a 10% discount in order to reflect their fair value as a result of their restrictions at time of issuance. The above shares which do not vest immediately and were recorded as deferred compensation, are being amortized over the vesting period. For the three months ended September 30,1998, compensation and consulting expense amounted to $39,150.

                  (ii) During February 1998, NY issued 106,667 shares of its common stock to the Company as consideration to the Company for issuing 48,000 shares of its own common stock to RSJJ in consideration for payment in full of the rent due by NY to RSJJ for the period from January 1, 1998 through December 31, 1998. The value of the shares issued by NY is recorded at the value of the rent otherwise due under the lease which amounted to $240,000 .

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

            b)    Leases

                  NY leases its administrative offices pursuant to a signed lease agreement with RSJJ, an entity wholly-owned by the Company's President, which lease requires monthly payments of $20,000. This lease expires on December 31, 1998. Under such lease agreement, NY is required to make future minimum lease payments amounting to $120,000 through December 31, 1998, however, as a result of the transaction described in Note 6b(iii) NY has prepaid its rent in full through December 31, 1998. Subsequent to December 31, 1998, NY plans on leasing such facility on a month to month basis from RSJJ for a reduced monthly amount to be negotiated.

                  Included in general and administrative expenses is rent expense which amounted to $60,000 for the three months ended September 30, 1998 and 1997, respectively.

                          USABG CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

            c)    Significant customers and vendors

                  For the three months ended September 30, 1998 and 1997, the Company had two unrelated customers respectively, which accounted for approximately 95% and 99% respectively, of total revenues. As of September 30, 1998, the Company had two unrelated customers which accounted for approximately 74% of total net contracts and retainage receivables.

            d)    Seasonality

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

            f)    Mechanics' liens

                  Various actions to foreclose upon mechanics liens filed during the last two fiscal years were commenced. Such actions amounted to approximately $15,544,324. The mechanic's liens have been filed in relation to work completed and billed. The liens filed also include claims, interest, and other costs not included in revenue or contracts and retainage receivables since the Company elected not to recognize any portion of the revenue associated which any contract claims until the amounts recovered can be accurately estimated. Based upon the assessment of management, the Company has recorded an allowance for doubtful accounts to adjust its receivable to their estimated realizable amount.

            g)    Payroll taxes

                  As of September 30, 1998, the Company owes approximately $2,809,794 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although as of September 30, 1998, the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make monthly payments as funds become available.

                          USABG CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

            h)    Legal proceedings

                  i) The Company is a defendant in a proposed settlement regarding the State Insurance Fund for unpaid worker's compensation insurance for the period from April 29, 1993 to December 31, 1994. Negotiations for a final settlement are in their final stages. The Company has accrued $300,000 as of June 30, 1998 based on the expected settlement amount .

                  ii) In connection with various mechanic's liens filed as discussed in note 7(f), certain actions were commenced against the Company as follows:

                         a) A customer of NY is seeking judgement in the amount of $500,000,000 for violation of contract, interference of contract and punitive damages. The Company has filed a mechanic's lien for $13,640,747 relating to work performed at the project. NY is in the process of pretrial discovery which is scheduled to be completed by June, 1999. NY intends to vigorously defend against any claims as well as vigorously prosecute its claims against the owner of the project.

                         b) A general contractor commenced an action to recover a total of $6,326,000 against NY which includes costs to complete the job, delay and other damages. NY has commenced an action for extras and retainage due and filed a mechanic's lien in the amount of $1,488,775. In addition, NY is attempting to recover $759,500 for contract interference. NY intends to vigorously defend against any claims as well as vigorously prosecute its claims against the general contractor.

                  iii) During August 1998, a majority of the Company's as well as its President's and affiliated entities' books and records were seized in connection with a Grand Jury Subpoena from the United States District Court for the Eastern District of New York. As Grand Jury investigations are secret, legal open counsel is not at liberty to comment upon the investigation.

                          USABG CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                         Additionally, since the investigation is in its initial stages, legal counsel cannot comment regarding any possible liability of the Company. Accordingly, as of September 30, 1998, no accrual for any potential loss contingency has been made.

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


NOTE 8       -    RELATED PARTY TRANSACTIONS

            a)    Due from related parties

                  As of September 30,1998 and June 30, 1998, the Company has advanced funds to various affiliates. These advances are non-interest bearing and are due on demand. As of September 30, 1998 and June 30, 1998 such advances amounted to $-0- and $103,050, respectively.

            b)    Due to related parties

                  As of September 30, 1998 and June 30, 1998, the total due to officers and affiliates, amounting to $ 418,102 and $215,932, represents advances made by the President of the Company and affiliated entities which bear no interest and are due on demand.

            c)    Rent expense

                  Included in general and administrative expenses is rent expense paid in cash and stock by NY pursuant to a signed

                          USABG CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                  lease agreement with a company (RSJJ) owned by the Company's President. The lease expired December 31, 1998. Rent expensed for both three month periods ended September 30, 1998 and 1997 amounted to $60,000. (See Note 7b for additional information)

            d)    Purchase of material and labor

                  For the three months ended September 30, 1997 NY paid to U.S.Bridge Corp. (Maryland) ("US Bridge MD") approximately $35,000 for materials and labor necessary to perform steel erection services. US Bridge MD is a wholly owned subsidiary of USABG. Crown Crane, Inc. is an entity which is 50% owned by the Company's President. As of September 30, 1998 and June 30, 1998, $113, 584 and $107,911, respectivley, is owed to Crown Crane, Inc. which has been included in due to related parties.

                  Atlas Gem Leasing Inc. ("AGLI") is an entity wholly owned by the Company's President. As of September 30, 1998 $34,068 was owed to AGLI which has been included in due to officer and affiliates.

            e)    Employment agreement

                  On April 4, 1995 NY entered into an employment agreement with its President and Director for a term of approximately three
                  (3) years expiring on June 30, 1998. The employment agreement provided for an annual salary of $300,000 with a 10% annual escalation. In addition, the President and Director was granted options to purchase 25,000 shares of NY's common stock, all of which options are vested and expire in April 2000. The exercise price of the options shall be equal to the 110% of the stock price in the initial public offering. The foregoing options are intended to qualify as incentive stock options. NY and the Company's President formally elected to extend the agreement for an additional three years until June 30, 2001 under the same terms.

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

General

         The Company was incorporated on September 12, 1988 in the State of Delaware, as Colonial Capital Corp. The Company changed to its current name in January 1998. The Company is the parent of USA Bridge Construction of N.Y., Inc. ("NY") and owns 100% of the outstanding shares of common stock of each of Worldwide and Royal Steel Services, Inc. ("Royal Steel"). These three subsidiaries are the only ones through which the Company currently operates. Two additional subsidiaries of the Company (each wholly-owned), One Carnegie Court Associates, Inc. and USA Bridge Construction Corp. (Maryland), ceased operations in August 1997 and November 1996 respectively. Unless noted, reference to the Company includes the Company and its subsidiaries.

         Royal Steel was formed in November 1997 in order for the Company to conduct work on its smaller base contracts. Worldwide was formed in December 1997 and is a British Virgin Islands corporation. It was formed as a holding company intended to own 80% of each of Falcon TCHAD SA ("Falcon") and Portshop S.A. ("Portshop"), both of which companies are registered in Chad, a country located in Central North Africa. The remaining 20% of each of Falcon and Portshop is owned by Diversified Investments Africa S.A. ("DIA"), a Luxembourg company unaffiliated with the Company. Falcon will operate as a full service transportation, forwarding, and warehousing company in the city of N'Djamena. Portshop shall stock and operate a duty free store in Chad's sole international airport. Worldwide shall operate as the liaison between Portshop and Falcon and the governmental or private entities with which Falcon and Portshop intend to contract in Chad. Through September 30, 1998, the only activity commenced in Worldwide was the purchase of trucks by Falcon and certain consulting and travel expenses incurred by Worldwide in order to establish operations in Chad.

         The following management's discussion and analysis for the three months ended September 30, 1998 and 1997 is that of the Company's subsidiaries since the Company itself did not have any operations of its own except for primarily stock related transactions, interest expense and certain general corporate overhead expenses which totaled approximately $17,500 and $90,325, respectively, for the three months ended September 30, 1998 and 1997.

         NY's operations are substantially controlled by Joseph M. Polito, its President, since he owns approximately 66.3% of the outstanding shares of the Company and may be considered the beneficial owner of NY. Mr. Polito is also a 100% shareholder of RSJJ. RSJJ leases the administrative office space to NY at a cost of $20,000 per month pursuant to a signed lease agreement expiring on December 31, 1998. Mr. Polito has ownership interests in Waldorf Steel Fabricators, Inc. ("Waldorf") (which ceased operations on August 1, 1995), Crown and AGLI which provided services to NY.

         NY commenced operations in or about June 1993 to serve primarily as a general contractor for construction projects sponsored by federal, state, and local government authorities in the New York State and Metropolitan areas. Though formed to operate as a general contractor, NY has operated primarily as a subcontractor and as a prime contractor on two projects. As of September 30, 1998, NY has completed in excess of twenty-one (21) projects with an aggregate project value of approximately $40,000,000 and is currently engaged in two (2) projects with an aggregate value of approximately $11,600,000. NY plans to maintain its subcontractor presence in the steel industry; however, it intends also to focus on obtaining projects as a general contractor. As of September 30, 1998, the backlog balance on Company's contracts amounted to approximately $900,000. The bulk of the Company's backlog amounting to approximately $700,000 are expected to be completed during January and February 1999.

         In December 1996, NY obtained a commitment for a Surety Bond Line of Credit ($10,000,000 single project limit) from UAGC for its general contracting projects. This commitment allowed NY to pursue those general contracting projects in the public and private sectors which require Performance Bonds. However, since New York State and City agencies require bonds from bonding companies licensed by the State of New York and UAGC is not a New York licensed bonding company, NY has been unable to bid as a general contractor on projects for New York State and New York City agencies. NY has approached several New York licensed bonding companies, but as of the date hereof, has not been approved by any company to receive bonding. The UAGC bonding commitment ceased as a result of UAGC's filing for bankruptcy. Accordingly, the Company currently does not have any bonding

         Though NY does not believe its business is seasonal, its operations are generally slow in the winter months due to the decrease in worker productivity because of weather conditions. Accordingly, NY may experience a seasonal pattern in its operating results with lower revenue in the third quarter of each fiscal year. Interim results may also be affected by the timing of bid solicitation, the stage of completion of major projects, and revenue recognition policies. For the three months ended September 30, 1998 , NY did not obtain any new contracts, however , it did obtain change orders to its two existing contracts of approximately $1,500,000. Royal obtained various smaller base contracts for the three months ended September 30, 1998 . NY did not obtain any material new contracts for the three months ended September 30, 1998 because it did not provide the lowest bids for the projects for which it submitted same along with the inability to obtain bonding.. NY continues to bid on available contracts, however, there can be no assurance that it will be able to obtain any.

         The following schedule summarizes changes in backlog on contracts during the three months ended September 30, 1998. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at September 30, 1998 and from contractual agreements on which work has not yet begun.

     Backlog balance at July 1, 1998                            $1,051,119
     Change orders to contracts in progress at July 1, 1998 1,560,745 New contracts during the three months ended
              September 30, 1998                                   456,519
                                                                ----------

                                                                 3,068,383
     Less: contract revenue earned during the three months
            ended September 30, 1998                             2,168,383
                                                                ----------

     Backlog balance at September 30, 1998                      $  900,000
                                                                ----------

         The change orders for the three months ended September 30, 1998 amounting to approximately $1,560,745 relate to the two remaining contracts, Grand Central Terminal and the Louis Vitton office tower.. The Company expects to complete the Grand Central and Louis Vuitton projects by February 1999. After such completion, the Company's only project will be the smaller based projects from Royal Steel which may be deemed immaterial.

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

Three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

         Contract revenues for the three months ended September 30, 1998 and 1997 amounted to $2,168,383 and $8,918,385, respectively. This represents a decrease of $6,750,002 (or approximately 76%). This material decrease in revenue is a direct result of the Company's inability to obtain any material new contracts during the year ended June 30, 1998 and subsequent thereto.

         Through June 30, 1998, the Company increased its allowance for uncollectibles up to $4,684,082 to reserve for the potential uncollectibility of certain receivables for which mechanic's liens were filed and for the settlement of certain mechanic's liens on a certain job during the quarter.

         For the three months ended September 30, 1998 and 1997, the Company had two unrelated customers, respectively, which accounted for approximately 98%, and 99%, respectively, of total revenues. As of September 30, 1998, the Company had two unrelated customers which accounted for approximately 74% of total net contract and retainage receivables.

         Despite the Company's inability to obtain new contracts during the year ended June 30, 1998 and the three months ended September 30, 1998, the Company's gross profit for the three months ended September 30, 1998 amounted to 38% as compared to 15% for the three months ended September 30, 1997. The increase in gross profit for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 is primarily a result of the effect of the change orders to the two remaining major contracts of the Company.
Normally change orders tend to yield a much higher gross profit.

         General and administrative expenses have decreased by $70,871 (or 11%) to $607,616 for the three months ended September 30, 1998, from $678,487 for the three months ended September 30, 1997. The decrease in general administration expenses is mainly attributable to the Company's attempt to reduce its overhead as a result of its lack of new contracts.

         Company classifies a portion of its contracts receivables as non-current since it cannot reasonably estimate the timing such receivables will be collected as a result of various litigations and the time associated with the legal process in settling such disputes.

Liquidity and Capital Resources

         The accompanying consolidated financial statement have been prepared assuming that the Company will continue as a going concern. Despite the fact that the Company generated net income of $47,873 for the quarter ended September 30, 1998, for the years ended June 30, 1998 and 1997, the Company generated a net loss amounting to $2,343,482 and $875,238 respectively.

         Additionally, as of September 30, 1998, the Company has a working capital deficiency amounting to approximately $4,224,375. The Company has classified  certain  contracts and  retainages  receivables  as non-current as a result of pending litigations in connection with claims and pending change orders. As of September 30, 1998, the Company's backlog amounted to approximately $900,000 which is composed of approximately $700,000 pertaining to last two large contracts from NY (which are expected to be completed between January & February 1999) and the remaining balance for approximately $200,000 pertains to Royal Steel smaller base contracts. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts and from contracts on which work has not yet begun.

Lastly, as of September 30, 1998, the Company owes approximately $2,809,794 of payroll taxes and related penalties and interest. Certain taxing authorities have filed certain liens against the Company as a result of the unpaid payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make monthly payments based on available funds.

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

         The timing of the collectibility of $8,400,581, which represents the noncurrent amount of receivables (net of allowances) associated with mechanic's liens placed by NY on certain jobs, cannot be determined by the Company due to the surrounding circumstances and the legal process associated in collecting funds whereby a lien has been placed on a project.

         The allowance for doubtful accounts was increased to $4,684,082 through June 30, 1998 from $2,287,000 at June 30, 1997 to reflect the filing of mechanic's liens on certain jobs as well as a review of the aging of the accounts receivable and the settlement of certain receivables subsequent to year end. No further adjustments to the allowance have been deemed necessary by management as of September 30, 1998.

         As a result of the slow collection process associated with the above circumstances, the Company was unable to pay its payroll tax obligations and rent on a timely basis. Upon the collection or settlement of a major portion of its contacts receivable, the Company's first priority is to pay down its payroll tax obligations as much as possible.

         In December 1997, NY entered into an agreement with the Iron Workers Local 40, 361 and 417 Joint Security Funds (the "Union") in order to liquidate $1,750,000 owed for unpaid union dues and benefits previously recorded as accounts payable. NY agreed to pay $75,000 by January 1998 and at least $25,000 monthly commencing March 1, 1998 with interest at 9.5% per annum. As collateral, NY assigned its retainage receivable from the EklecCo project as well as $1,750,000 of NY's related mechanic's lien (which was discharged on the lien-debtor's payment of a bond with the court). Upon the distribution of any funds under such bond, the Union will be repaid any balance it is owed, in full, and NY shall receive the remainder thereof. NY will receive credit for any payments received by the Union related to the assigned portion of the bond. The amount outstanding at September 30, 1998 is $1,500,000, of which $300,000 has been classified as current and $1,200,000 as non-current.

         The Company used cash for operating activities amounting to $144,847 for the three months ended September 30, 1998, whereas it provided cash amounting to $96,097 for the three months ended September 30, 1997.

         The Company used $59,404 of cash for investing activities for the three months ended September 30, 1998 as a result of acquiring additional equipment for its Chadian operations.

         The Company provided net cash from financing activities amounting to $230,220 as a result of borrowings form affiliates and officers in the amount of $305,220, and payments of principal on its note payable in the amount of $75,000 for the three months ended September 30, 1998. For the three months ended September 30, 1997, the Company used cash in the amount of $185,983 primarily for repayments to related parties.

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

         Robert Moses Causeway

         This action was commenced May 9, 1997, and involves money due to NY for work it performed at the Robert Moses Causeway Project. NY filed a mechanic's lien in the amount of $279,346. This claim is based upon filed mechanic*s liens and general contract law. The claim is for labor performed and materials supplied including money owed under the contract and money due for "extra" work regarding the rehabilitation of the Robert Moses Causeway Northbound Bridge over the State Boat Channel, in Suffolk County, New York. The action against Kiska Construction Corp. seeks foreclosure of the mechanic's lien and a judgment for the amount of $279,346 against Kiska Construction Corp. and the bonding company, Seaboard Surety Company. Currently, the Company is in the process of completing pre-trial discovery. NY intends to prosecute the action until such time as a judgment or settlement can be obtained.

         Claims By Perini Corporation

         On February 7, 1997, Perini Corporation filed an action against NY and Metro Steel Structures, Ltd. in New York State Supreme Court, Kings County. Perini*s claims against NY total $1,140,560 and allege defective work on the

Stillwell Avenue project and upon a loss/profit agreement for both the Stillwell Avenue project and the 39th Street Bridge project. NY has counterclaimed for the amounts set forth in the above discussion of the two actions involving Perini Corporation, and its claims are based upon the same theories as those set forth above. (See above "Mechanics Liens").

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

         Claim Against and By State Insurance Fund

         In December 1995, the Commissioners of the State Insurance Fund of New York for and on behalf of the State Insurance Fund commenced suit against Joseph Polito, Ronald Polito, Steven Polito, NY, Metro Steel Structures, Ltd. (now known as NY), One Carnegie, and others in the US District Court for the Southern District of New York, alleging that certain workers* compensation insurance policies obtained for various insured defendants were obtained fraudulently and that the defendant corporations failed to pay the appropriate premiums. The claims against NY, amounting to approximately $3 million, are limited to a policy covering the period April 29, 1993 through December 1994. NY, Messrs. Polito, and all other defendants are defending against this action and believe that State Insurance Fund's legitimate claims should not exceed $300,000.

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

                           PART II - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS  None.

        ITEM 2 - CHANGES IN SECURITIES None.

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES  None.

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 (a) The date of the special meeting of security holders was July 29, 1998.

                 (b) The Company held the special meeting of security holders in order to approve a proposal by the Company to effectuate a reverse-split of the Company's outstanding shares of common stock on a 1 for 4 basis.

                 (c) Of the 7,486,539 total proxies received, 7,390,267 voted for the stock split, 89,472 voted against the stock split and 6,800 abstained from voting.


        ITEM 5 - OTHER INFORMATION  None.

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                     27.1 Financial Data Schedule

                  (b) Reports on Form 8-K; The Company filed a report on Form 8-K on November 24, 1998, disclosing the Company's change in certifying accountant from Scarano and Tomaro, P.C. to Massella, Tomaro & Co., LLP. On November 30, 1998, the Company filed an amendment to the November 24, 1998, Form 8-K to include exhibit 16.1, a letter on change in certifying public accountant.

SIGNATURES


                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto daily authorized.

Dated:  January 29, 1999                     USABG Corp.

                                             By:  /s/Joseph M. Polito
                                                  -------------------
                                                  Joseph M. Polito, President

                                             By:  /s/Steven Polito
                                                  ----------------
                                                  Steven Polito, Treasurer